Form 10-Q
period 1994-03-31
BULOVA CORP
filed 1994-05-16
CIK 15310

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1994
                                       --------------

                                       OR

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    --------------

        Commission file number 1-457
                               -----

                                BULOVA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   NEW YORK                                11-1719409
        -------------------------------               -------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

                   ONE BULOVA AVENUE, WOODSIDE, N.Y. 11377-7874
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (718) 204-3300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X                    No
                              ----                      ----

                  Class                        Outstanding at May 6, 1994
        --------------------------             --------------------------
        Common Stock, $5 par value                   4,599,249 shares

                                         INDEX



                                                       Page No.
                                                       --------
Part I. Financial Information

 Item 1. Financial Statements

   Consolidated Condensed Balance Sheets-
    March 31, 1994 and December 31, 1993  . . . . . .        3

   Consolidated Condensed Statements of Operations-
    Three months ended March 31, 1994 and 1993  . . .        4

   Consolidated Condensed Statements of Cash Flows-
    Three months ended March 31, 1994 and 1993  . . .        5

   Notes to Consolidated Condensed Financial
    Statements  . . . . . . . . . . . . . . . . . . .    6 - 7

 Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations   . .   8 - 11

Part II. Other Information

 Item 6. Exhibits and Reports on Form 8-K   . . . . .       11

                  PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
- - -----------------------------

              Bulova Corporation and Subsidiaries
             Consolidated Condensed Balance Sheets
                    (Amounts in thousands)

                                                  March 31,     December 31,
                                                    1994            1993
                                                  --------------------------
                   Assets
                   ------
   Current assets:
     Cash .....................................   $  4,591        $  5,880
     Accounts and notes receivable-net ........     46,977          54,674
     Inventories ..............................     50,267          52,109
     Prepaid expenses .........................      1,041           1,131
     Deferred income taxes ....................     10,704          10,616
                                                   -----------------------
       Total current assets ...................    113,580         124,410
                                                   -----------------------
   Property, plant and equipment-net ..........     21,115          21,467
                                                   -----------------------
   Other assets:
     Deferred income taxes ....................     16,248          16,171
     Other ....................................        395             393
                                                   -----------------------
       Total other assets .....................     16,643          16,564
                                                   -----------------------
       Total assets ...........................   $151,338        $162,441
                                                   =======================

    Liabilities and Shareholders' Equity
    ------------------------------------

   Current liabilities:
     Current installments of long-term debt ...   $    966        $  1,016
     Accounts payable .........................      7,349           8,517
     Accrued expenses .........................     15,843          18,361
     Accrued federal and foreign income taxes .        525           1,736
                                                   -----------------------
       Total current liabilities ..............     24,683          29,630
                                                   -----------------------
   Long-term debt, less current installments ..      3,146           3,266
                                                   -----------------------
   Other liabilities and credits:
     Postretirement benefits payable ..........     43,946          43,135
     Pension benefits payable .................      3,246           3,348
     Other ....................................      2,793           2,961
                                                   -----------------------
       Total other liabilities and credits ....     49,985          49,444
                                                   -----------------------
   Debt to affiliate ..........................     10,000          16,000
                                                   -----------------------
   Shareholders' equity:
     Common stock .............................     22,999          22,999
     Additional paid-in capital ...............     23,197          23,197
     Retained earnings ........................     17,190          17,311
     Cumulative translation adjustment ........        143             599
                                                   -----------------------
       Total ..................................     63,529          64,106
     Less treasury stock, at cost .............          5               5
                                                   -----------------------
       Total shareholders' equity .............     63,524          64,101
                                                   -----------------------
       Total liabilities and shareholders'
        equity ................................   $151,338        $162,441
                                                   =======================

   See accompanying Notes to Consolidated Condensed Financial Statements.

              Bulova Corporation and Subsidiaries
        Consolidated Condensed Statements of Operations
         (Amounts in thousands, except per share data)

                                                      Three Months Ended
                                                           March 31,
                                                       1994         1993
                                                   ------------------------

    Revenues:
      Net Sales:
        Consumer products .......................     $19,736      $22,503
        Industrial and defense products .........      11,520       11,303
      Interest, royalties and other .............       1,351        1,141
                                                       -------------------
          Total revenues ........................      32,607       34,947
                                                       -------------------
    Expenses:
      Cost of sales .............................      22,770       23,458
      Selling, general and administrative .......       9,635       10,575
      Interest:
        Affiliates ..............................         327          572
        Others ..................................          78          105
                                                       -------------------
          Total expenses ........................      32,810       34,710
                                                       -------------------

    (Loss) income before income (taxes) benefits         (203)         237

    Income (taxes) benefits .....................          82          (95)
                                                       -------------------

    Net (loss) income ...........................     $  (121)     $   142
                                                       ===================

    Net (loss) income per share .................       $(.03)        $.03
                                                         =================

    See accompanying Notes to Consolidated Condensed Financial Statements.

             Bulova Corporation and Subsidiaries
        Consolidated Condensed Statements of Cash Flows
                    (Amounts in thousands)

                                                      Three Months Ended
                                                           March 31,
                                                       1994         1993
                                                   ------------------------

    Operating Activities:
      Net (loss) income .........................    $   (121)   $     142
       Adjustments to reconcile net (loss) income
        to cash provided by operating activities          776          602
     Changes in assets and liabilities-net:
       Receivables ..............................       7,210        7,232
       Inventories ..............................       1,842        1,303
       Prepaid expenses .........................          90          664
       Other assets .............................          (2)         186
       Accounts payable and accrued expenses ....      (3,686)        (282)
       Accrued federal and foreign income taxes .      (1,211)      (2,171)
       Other liabilities and credits ............          85         (129)
                                                       -------------------
                                                        4,983        7,547
                                                       -------------------

    Investing Activities:
     Purchases of property, plant and equipment .        (102)        (186)
     Proceeds from real estate deposits .........                      757
                                                       -------------------
                                                         (102)         571
                                                       -------------------
    Financing Activities:
     Principal payments on debt to affiliate ....      (7,000)     (13,000)
     Proceeds from debt to affiliate ............       1,000
     Principal payments on long-term debt .......      (3,236)        (161)
     Issuance of long-term debt .................       3,066
                                                       -------------------
                                                       (6,170)     (13,161)
                                                       -------------------

    Net change in cash ..........................      (1,289)      (5,043)
    Cash, beginning of period ...................       5,880        6,287
                                                       -------------------
    Cash, end of period .........................     $ 4,591       $1,244
                                                       ===================

    See accompanying Notes to Consolidated Condensed Financial Statements.

                    Bulova Corporation and Subsidiaries
          Notes to Consolidated Condensed Financial Statements

1. See Notes to Consolidated Financial Statements in the Annual
   Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission on March
   30, 1994.

2. There have been no changes in significant accounting policies since December 31, 1993. In addition, certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1994.

3. Income taxes for the three months ended March 31, 1994 and 1993 include federal tax benefits received by the Company of $48,000 and $263,000 respectively, related to the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews").

   See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December
   31, 1993.

4. Loews provided administrative and managerial services for which the Company was charged $300,000 and $250,000 for the three months ended March 31, 1994 and 1993, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. If the Company incurred these costs on a stand-alone basis, it believes the costs incurred could aggregate between $300,000 and $425,000 for the three months ended March 31, 1994, as compared to $250,000 and $375,000 for the prior year's quarter.

5. Net (loss) income per share has been computed on the basis of 4,599,000 weighted average number of shares outstanding for the three months ended March 31, 1994 and 1993.

6. The Company's inventories, in thousands of dollars, are comprised of the following:

                                                    March 31,  December 31,
                                                      1994         1993
                                                  -------------------------

   Watch materials, including finished parts ....   $34,455      $37,630
   Industrial and defense materials (net of
    progress payments of $8,752 and $9,373) .....    12,619       11,831
   Jewelry ......................................       546          420
   Precious metals ..............................       438          311
   Other ........................................     2,209        1,917
                                                     -------------------
           Total ................................   $50,267      $52,109
                                                     ===================

7. Bulova Technologies, Inc., a wholly-owned subsidiary of the Company, settled a defense contract claim with the U.S. Government. This settlement increased revenues and reduced pre-tax losses by approximately $283,000 for the three months ended March 31, 1994. There were no settlement claims for the period ended March 31, 1993.

8. In the opinion of the Company, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994 and December 31, 1993 and the results of operations and changes in cash flows for the three months ended March 31, 1994 and 1993, respectively.

   Results of operations during the first quarter of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.
- - ----------------------------------------------------------------

Liquidity and Capital Resources:

Cash Flow

 The Company continues to be adversely impacted by difficult business conditions in its two lines of business: consumer products and industrial and defense products. Competition and oversupply of watch and clock products continues to adversely affect the Company's consumer products segment. The Company's industrial and defense products segment continues to be adversely impacted by a reduction in U.S. Government defense spending. The Company's efforts to obtain commercial contracts to replace defense contracts remain in the developmental stage and are not expected to contribute significantly in 1994.

 For a number of years the Company has relied on Loews Corporation ("Loews"), which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company has not been able to meet through internally generated funds. Currently, these needs are met through a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans, from time to time, in amounts aggregating up to $50,000,000. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the Company and Loews. The Credit Agreement currently expires June 30, 1995.

 At March 31, 1994 loans aggregating $10,000,000 were outstanding under the Credit Agreement, compared to $16,000,000 at December 31, 1993.

 The reduction in borrowing during the first three months of 1994 was due to a reduction of inventory purchases as well as collection of accounts receivable. See detail discussion below on cash flow from operations.

 Despite the reduction in borrowing from Loews in 1994, it is likely that the Company from time to time will require additional borrowings from Loews to meet its working capital needs, including normal inventory purchases. While Loews has no obligation to enter into or maintain arrangements for any further borrowings, the Company anticipates that its additional working capital needs will be provided by Loews under the Credit Agreement.

Cash Flow from Operations

 The Company generated net cash flow from operations of approximately $4,983,000 for the quarter ended March 31, 1994, compared to $7,547,000 for the corresponding period of the prior year.

 The decrease in cash flows is due to the decline in the quarter end levels of accounts payable and accrued expenses from period to period of $3,404,000 resulting from the timing of the transactions which was partially offset by an increase in prepaid expenses of $574,000.

Financial Commitments

 During the first quarter of 1994 the Company's industrial and defense segment refinanced its existing industrial development revenue bonds with a bank mortgage note. See Notes 4 and 12 to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 1993.

Results of Operations

 For the three months ending March 31, 1994 revenues declined by $2,340,000, or 6.7%, and income before income taxes decreased by $440,000 as compared to the corresponding period of the prior year.

Consumer Products

 Watch, clock and jewelry revenue decreased by $2,767,000 or 12.3%, and income before income taxes increased by $214,000 as compared to the quarter ending March 31, 1993.

 Revenues decreased due to a decline in unit sales, partially offset by a higher average unit selling price representing approximately $569,000, or 2.5%.

 The segment's sales volume declined 14.2% as compared to the quarter ending March 31, 1993 due primarily to a temporary backlog of approximately $2,000,000 in shipments resulting from the implementation of a new inventory system. Management anticipates these shipments will be made prior to the end of the second quarter of 1994.

 Cost of sales as a percentage of sales decreased 2.7% as compared to the quarter ended March 31, 1993. Selling, general and administrative costs as a percentage of sales decreased 4.3% as compared to the first quarter of 1993. The reduction of costs has resulted from management's efforts to control discretionary costs during periods of sales decline.

 The Company recognized $916,000 and $1,046,000 in royalty income in the first quarter of 1994 and 1993, respectively, which includes $468,000 and $759,000 of proceeds under the "Benetton by Bulova" license agreement for the quarters ended March 31, 1994 and 1993, respectively. The license agreement with Benetton is scheduled to expire in June 1994. However, proceeds will continue to be received by the Company up until the end of fiscal 1994. The impact of losing the Benetton agreement will directly impact this segment's revenues, income and cash flow.

 The Company imports most of its watch and clock products. Foreign currency fluctuations therefore can have a material impact on the Company's operations. Approximately 25% of the Company's purchases are denominated in Japanese yen. As a result of hedging practices adopted by the Company, foreign currency fluctuations have not had a material impact on the results of operations for the quarters ended March 31, 1994 and 1993. Future fluctuations however, could negatively impact gross profit, income and cash flow.

Industrial and Defense Products

 Industrial and defense revenues increased by $217,000 or 1.9% as compared to the quarter ending March 31, 1993. Net sales and income before taxes includes $283,000 of revenues from favorable settlement of contract claims with the U.S. Government for the quarter ended March 31, 1994. There were no contract claim settlements during the first quarter of 1993. These claims represent payment for work performed in earlier years which had not been billed. The Company estimates that there is approximately $4,000,000 of settlement claims outstanding with defense prime contractors. The Company, however, is unable to predict the outcome of these claims.

 Before giving effect to the claim settlement discussed above, net sales for the quarter ended March 31, 1994 approximated those of 1993. The Company does not expect 1994 sales to significantly improve over the prior year primarily due to the continued decline in sales to the U.S. Government caused by defense cutbacks. During 1993, the commercial contract segment accounted for 16% of this segment's sales. The Company does not expect the commercial sales segment to increase significantly in 1994. Furthermore, commercial contract business carries a lower profit margin than defense business. The commercial business therefore, is not expected to replace the lost margin associated with the decline in defense sales.

 Income before taxes, exclusive of the claim settlement, decreased by $937,000, as compared to the quarter ended March 31, 1993. The Company expects that competition for both the defense and commercial business will remain intense. It is likely therefore, that contract pricing will be reduced, influencing profit margins, income and cash flow.

Corporate

 Related Parties - The charge for administrative and managerial services provided by Loews increased to $300,000 from $250,000 for the quarter ended March 31, 1994, as compared to the prior year's quarter. See Note 4 to Consolidated Condensed Financial Statements.

 Interest Expense and Income - Interest expense decreased to
$405,000 from $677,000 due to the $6,000,000 decrease in
borrowing to Loews under the Credit Agreement. Interest and other income was higher in the first quarter of 1994 compared to 1993 primarily resulting from custom refunds received.

                      PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
- - -----------------------------------------

 (a) Exhibits - None.

 (b) Current reports on Form 8-K - There were no reports on Form
8-K filed for the three months ended March 31, 1994.

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BULOVA CORPORATION
                                          ---------------------
                                          (Registrant)




Dated: May 16, 1994                    By: Paul S. Sayegh
                                          ---------------------
                                          PAUL S. SAYEGH
                                          Chief Operating
                                          Officer (Duly
                                          authorized officer and
                                          principal financial
                                          officer)