Form 10-Q
period 1994-06-30
BULOVA CORP
filed 1994-08-15
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                               -------------

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission file number 1-457
                       -----
                                BULOVA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                              11-1719409
- - -------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                              identification no.)


                  ONE BULOVA AVENUE, WOODSIDE,  N.Y. 11377-7874
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                      Yes     X                No
                          ---------               ---------

          Class                                    Outstanding at August 5, 1994
- - ---------------------------                        -----------------------------
Common stock, $5 par value                               4,599,249 shares

================================================================================

                                 INDEX



                                                                      Page No.
                                                                      --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      June 30, 1994 and December 31, 1993  ......................            3

    Consolidated Condensed Statements of Operations-
      Three and six months ended June 30, 1994 and 1993  ........            4

    Consolidated Condensed Statements of Cash Flows-
      Six months ended June 30, 1994 and 1993  ..................            5

    Notes to Consolidated Condensed Financial Statements  .......        6 - 7

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  .........................       8 - 11

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  .....................           11

                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
- - ----------------------------

                               Bulova Corporation and Subsidiaries
                              Consolidated Condensed Balance Sheets
                                      (Amounts in thousands)

                                                                      June 30,     December 31,
                                                                        1994          1993
                                                                    --------------------------
                                       Assets
                                       ------
Current assets:
  Cash .........................................................    $  1,851         $   5,880
  Accounts and notes receivable-net ............................      45,470            54,674
  Inventories ..................................................      53,450            52,109
  Prepaid expenses .............................................         965             1,131
  Deferred income taxes ........................................      10,105            10,616
                                                                    --------------------------
     Total current assets ......................................     111,841           124,410
                                                                    --------------------------
Property, plant and equipment-net ..............................      21,114            21,467
                                                                    --------------------------
Other assets:
  Deferred income taxes ........................................      16,528            16,171
  Other ........................................................         396               393
                                                                    --------------------------
     Total other assets ........................................      16,924            16,564
                                                                    --------------------------
     Total assets ..............................................    $149,879         $ 162,441
                                                                    ==========================

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
  Current installments of long-term debt .......................    $    868         $   1,016
  Accounts payable .............................................       6,820             8,517
  Accrued expenses .............................................      15,624            18,361
  Accrued federal and foreign income taxes .....................         367             1,736
                                                                    --------------------------
     Total current liabilities .................................      23,679            29,630
                                                                    --------------------------
Long-term debt, less current installments ......................       2,862             3,266
                                                                    --------------------------
Other liabilities and credits:
  Postretirement benefits payable ..............................      44,801            43,135
  Pension benefits payable .....................................       3,105             3,348
  Other ........................................................       2,800             2,961
                                                                    --------------------------
     Total other liabilities and credits .......................      50,706            49,444
                                                                    --------------------------
Debt to affiliate ..............................................       9,000            16,000
                                                                    --------------------------
Shareholders' equity:
  Common stock .................................................      22,999            22,999
  Additional paid-in capital ...................................      23,197            23,197
  Retained earnings ............................................      17,286            17,311
  Cumulative translation adjustment ............................         155               599
                                                                    --------------------------
     Total .....................................................      63,637            64,106
  Less treasury stock, at cost .................................           5                 5
                                                                    --------------------------
     Total shareholders' equity ................................      63,632            64,101
                                                                    --------------------------
     Total liabilities and shareholders' equity ................    $149,879         $ 162,441
                                                                    ==========================

See accompanying Notes to Consolidated Condensed Financial Statements.

                               Bulova Corporation and Subsidiaries
                         Consolidated Condensed Statements of Operations
                          (Amounts in thousands, except per share data)

                                                     Three Months Ended     Six Months Ended
                                                          June 30,              June 30,
                                                      1994        1993        1994     1993
                                                    ------------------------------------------

Revenues:
  Net Sales:
    Consumer products .......................       $19,969     $18,479      $39,705   $40,982
    Industrial and defense products .........        14,520       9,834       26,040    21,137
  Interest, royalties and other .............         1,027       1,000        2,361     2,141
                                                    ------------------------------------------
     Total revenues .........................        35,516      29,313       68,106    64,260
                                                    ------------------------------------------

Expenses:
  Cost of sales .............................        24,882      21,493       47,652    44,951
  Selling, general and administrative .......        10,164      10,105       19,799    20,680
  Interest:
    Affiliates ..............................           249         513          576     1,085
    Others ..................................            70         101          148       206
                                                    ------------------------------------------
     Total expenses .........................        35,365      32,212       68,175    66,922
                                                    ------------------------------------------

Income (loss) from operations ...............           151      (2,899)         (69)   (2,662)
Gain from asset dispositions ................            16       2,936           33     2,936
                                                    ------------------------------------------
Income (loss) before income (taxes) benefit .           167          37          (36)      274
Income (taxes) benefit ......................           (71)        (15)          11      (110)
                                                    ------------------------------------------
Net income (loss) ...........................       $    96     $    22      $   (25)  $   164
                                                    ==========================================

Net income (loss) per share .................       $   .02     $   .01      $  (.01)  $   .04
                                                    ==========================================

See accompanying Notes to Consolidated Condensed Financial Statements.

                               Bulova Corporation and Subsidiaries
                          Consolidated Condensed Statements of Cash Flows
                                     (Amounts in thousands)

                                                                         Six Months Ended
                                                                             June 30,
                                                                         1994         1993
                                                                     ------------------------

Operating Activities:
  Net (loss) income ...........................................      $    (25)       $    164
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities ......................         2,390            (486)
  Changes in assets and liabilities-net:
   Receivables ................................................         7,923           9,563
   Inventories ................................................        (1,341)         (3,536)
   Prepaid expenses ...........................................           166             739
   Other assets ...............................................            (3)            261
   Accounts payable and accrued expenses ......................        (4,434)         (3,437)
   Accrued federal and foreign income taxes ...................        (1,369)         (3,336)
   Other liabilities and credits ..............................           818             568
                                                                     ------------------------
                                                                        4,125             500
                                                                     ------------------------

Investing Activities:
  Purchases of property, plant and equipment ..................          (602)           (481)
  Proceeds from asset dispositions ............................                         4,650
                                                                     ------------------------
                                                                         (602)          4,169
                                                                     ------------------------

Financing Activities:
  Principal payments on debt to affiliate .....................       (11,000)        (16,000)
  Proceeds from debt to affiliate .............................         4,000          10,000
  Principal payments on long-term debt ........................        (3,618)
  Issuance of long-term debt ..................................         3,066            (523)
                                                                     ------------------------
                                                                       (7,552)         (6,523)
                                                                     ------------------------

Net change in cash ............................................        (4,029)         (1,854)
Cash, beginning of period .....................................         5,880           6,287
                                                                     ------------------------
Cash, end of period ...........................................      $  1,851        $  4,433
                                                                     ========================

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

3. Income taxes for the three and six months ended June 30, 1994 and 1993 include federal (benefits) tax received by the Company of $(164,000), $591,000, $(116,000) and $900,000, respectively, related to the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews").

     See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1993.

4. Loews provided administrative and managerial services for which the Company was charged $300,000, $250,000, $600,000 and $500,000 for the three and six months ended June 30, 1994 and 1993, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. If the Company incurred these costs on a stand-alone basis, it believes the costs incurred could aggregate between $300,000 and $425,000 for the three months ended June 30, 1994 and $600,000 and $850,000 for the six months ended June 30, 1994, as compared to $250,000 and $375,000, and $500,000 and $750,000 for the
     corresponding periods of the prior year.

5. Net income (loss) per share has been computed on the basis of 4,599,000 weighted average number of shares outstanding for the three and six months ended June 30, 1994 and 1993.

6. The Company's inventories, in thousands of dollars, are comprised of the following:

                                                         June 30,   December 31,
                                                           1994         1993
                                                         ----------------------


     Watch materials, including finished parts .....     $35,616        $37,630
     Industrial and defense materials (net of
      progress payments of $7,799 and $9,373) ......      14,119         11,831
     Jewelry .......................................         621            420
     Precious metals................................         448            311
     Other .........................................       2,646          1,917
                                                         ----------------------
      Total ........................................     $53,450        $52,109
                                                         ======================


7. Bulova Technologies, Inc., a wholly owned subsidiary of the Company, settled defense contract claims with the U.S. government. These settlements increased revenues and pre-tax income by approximately $125,000 and $408,000 for the three and six months ended June 30, 1994, respectively, as compared to $1,600,000 in each of the comparable periods of the prior year.

8. As discussed in Note 5 in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1993, during the second quarter of 1993 the sale of the Company's Valley Stream, New York property was consummated. This transaction resulted in a pre-tax and after-tax gain of approximately $2,907,000 and $1,890,000, respectively.

9. On July 7, 1994 the Company became aware of an environmental contaminate which was discovered in the ground water of its former defense manufacturing facility. Testing and evaluation of this site is in its preliminary stages. Based upon the information available, during the second quarter of 1994 the Company accrued $250,000 to provide for the minimum level of clean-up expense estimated to be required. Additional testing and further evaluation is required before a definitive cost of ultimate clean-up can be determined. Therefore, the liability accrued by the Company in the second quarter may require future revisions. The environmental liability recognized in the Company's financial statements to date of $1,850,000 represents the minimum of the Company's estimated range of equally likely outcomes; the upper limit of that range is approximately $2,350,000.

10. During the second quarter of 1994, the Company adjusted the gross margin related to certain defense contracts which increased income before taxes for the three and six months ended June 30, 1994 by $1,620,000. Of this adjustment, $1,200,000 related to contracts awarded in 1993 but not substantially completed until the second quarter of 1994. These contracts required the production and delivery of products with which the Company had limited experience. During the second quarter, the Company recognized that its production efficiencies were better than originally estimated and adjusted its gross margin accordingly. The remaining adjustment resulted from the award of additional foreign contracts which had the effect of lowering unit production costs.

11. As discussed in Note 2 in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1993, during the second quarter of 1993 the Company's industrial and defense segment accrued an additional reserve of $500,000 in relation to a claim of an allegedly defective product delivered prior to 1992. As of December 31, 1993, the Company had satisfied all outstanding obligations related to this claim.

12. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1994 and December 31, 1993 and the results of operations for the three and six months and the changes in cash flows for the six months ended June 30, 1994 and 1993, respectively.

     Results of operations for the second quarter and first six months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.
- - -------------------------------------------------------------------------------

Liquidity and Capital Resources:

Cash Flow

  The Company continues to be adversely impacted by difficult business conditions in its two lines of business: consumer products and industrial and defense products. Competition and oversupply of watch and clock products continues to negatively affect the Company's consumer products segment. The Company's industrial and defense products segment continues to be negatively impacted by a reduction in U.S. government defense spending. The Company's efforts to obtain commercial contracts to replace defense contracts remain in the developmental stage and are not expected to contribute significantly in 1994.

  For a number of years the Company has relied on Loews Corporation ("Loews"), which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company has not been able to meet through internally generated funds. Currently, these needs are met through a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans, from time to time, in amounts aggregating up to $50,000,000. The Credit Agreement initially expired in 1980, but that expiration date has been periodically extended by the Company and Loews. The Credit Agreement currently expires June 30, 1996.

  At June 30, 1994 loans aggregating $9,000,000 were outstanding under the Credit Agreement, compared to $16,000,000 at December 31, 1993. At July 31, 1994, the outstanding balance was $17,000,000.

  The reduction in borrowing during the first six months of 1994 is primarily due to collection of accounts receivable, partially offset by an increase of inventory purchases and a reduction of accounts payable and accrued expenses. See detail discussion below on cash flow from operations. The increase in borrowing since June 1994 represents increased inventory purchases to prepare for the holiday selling season.

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

Cash Flow From Operations

  The Company generated net cash flow from operations of $4,125,000 for the six months ended June 30, 1994, compared to $500,000 for the corresponding period of the prior year.

  The increase in cash flows is due to the reduction in inventory of $9,408,000 resulting from management's efforts to maintain effective controls over inventory purchasing, which was partially offset by a reduction in accounts payable and accrued expenses from period to period of $3,794,000 resulting from the timing of these transactions.

Cash Flow From Investing Activities

  Investing activities for the six months ended June 30, 1993 included net proceeds from the sales of the Company's former defense facility of $4,650,000. For the corresponding period in 1994 the Company did not receive any proceeds from the disposal of assets. The Company does not anticipate any material capital expenditures in 1994.

Cash Flow from Financing Activities

  During the first quarter of 1994 the Company's industrial and defense segment refinanced its existing industrial development revenue bonds with a bank mortgage note. See Notes 4 and 12 to Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 1993.

Results of Operations:

  For the three and six months ended June 30, 1994 revenues increased by $6,203,000, or 21.2%, and $3,846,000, or 6.0%, respectively, and income before income taxes increased by $130,000 and decreased by $310,000, as compared to the corresponding periods of the prior year.

Consumer Products

  For the three and six months ended June 30, 1994, watch, clock and jewelry revenue increased by $1,490,000, or 8.1%, and decreased by $1,277,000, or 3.1%, respectively, and income before income taxes decreased by $1,635,000 and $1,421,000, respectively, as compared to the corresponding periods of the prior year. The primary reason for the decrease in income before income taxes is the $2,907,000 gain from disposal of the segment's former defense manufacturing facility which was recognized in the second quarter of 1993.

  For the quarter ended June 30, 1994 revenues increased due to an increase in unit sales, partially offset by a lower average unit selling price representing approximately $601,000, or 3.3%. For the six months ended June 30, 1994 the revenue decrease is due to a decrease in unit sales combined by with a decrease in average unit selling price representing approximately $330,000 or .8%.

  The segment's sales volume increase of 11.3% as compared to the quarter ended June 30, 1993 is due primarily to shipments made during the second quarter which were related to a temporary shipment backlog of approximately $2,000,000 as reported in the March 31, 1994 quarterly report. This temporary backlog was caused by the implementation of a new inventory system. For the six months ended June 30, 1994, the segment's sales volume decreased 2.3% compared to the corresponding period of the prior year. The primary reason for this decrease is a sales volume decline of 12.8% associated with the Company's Canadian operations.

  Cost of sales as a percentage of sales decreased 2.0% compared to the quarter and six months ended June 30, 1993. The primary reason for the decrease is a change in the product sales mix and effective procurement practices implemented by the Company. Selling, general and administrative costs as a percentage of sales decreased 1.0% as compared to the six months ended June 30, 1993. The reduction of costs has resulted from management's efforts to control discretionary costs.

  The Company recognized $669,000, $1,144,000, $1,705,000 and $2,298,000 in
royalty income for the three and six months ended June 30, 1994 and 1993, respectively. These amounts include $159,000, $653,000, $628,000 and $1,382,000 of proceeds under the "Benetton By Bulova" license agreement for the three and six months ended June 30, 1994 and 1993, respectively. The license agreement with Benetton expired June 30, 1994. However, proceeds will continue to be received by the Company up until the end of fiscal 1994. The impact of losing the Benetton agreement will directly impact this segment's revenues, income and cash flow.

  The Company imports most of its watch and clock products. Foreign currency fluctuations therefore can have a material impact on the Company's operations. Approximately 25% of the Company's purchases are denominated in Japanese yen.
As a result of hedging practices adopted by the Company, foreign currency fluctuations have not had a material impact on the results of operations for the three and six months ended June 30, 1994 and 1993. Future fluctuations however, could negatively impact gross profit, income and cash flow.

Industrial and Defense Products

  Industrial and defense revenues increased by $4,686,000, or 47.7%, and $4,903,000, or 23.2%, for the three and six months ended June 30, 1994, respectively. Net sales and income before taxes include $125,000 and $408,000 of revenues from favorable settlement of contract claims with the U.S. government for the three and six months ended June 30, 1994, as compared to $1,600,000 in each of the comparable periods of the prior year. These claims represent payment for work performed in earlier years which had not been billed or paid. As of June 30, 1994, the Company estimated that there are approximately $4,000,000 of settlement claims outstanding with defense prime contractors. The Company, however, is unable to predict the outcome of these claims.

  Before giving effect to the claim settlements discussed above, net sales for the three and six months ended June 30, 1994 increased $6,161,000 and $6,095,000, respectively, compared to the corresponding periods of the prior year. The primary reason for the increased sales is the shipment of goods produced under contracts from prior years for which the U.S. government delayed shipment, in the amount of $5,200,000. In addition, there was as an increase of $1,500,000 in commercial contract sales. However, the Company continues to expect that 1994 sales will not improve significantly over the prior year primarily due to the decline of U.S. government defense spending. For the six months ended June 30, 1994 and 1993, commercial business represented 19% and 16%, respectively, of this segment's sales. Commercial business carries a lower profit margin than defense business. As a result, the commercial business is not expected to replace the lost margins associated with the decline in defense sales.

  Income before taxes, exclusive of the claim settlements, increased by $2,957,000 and $2,303,000 as compared to the three and six months ended June 30, 1993, respectively.

  This increase is due primarily to the increased revenues described above, as well as an adjustment to gross margin related to certain defense contracts, during the second quarter of 1994, which increased income before taxes for the three and six months ended June 30, 1994 by $1,620,000. Of this adjustment, $1,200,000 related to contracts awarded in 1993 but not substantially completed until the second quarter of 1994. These contracts required the production and delivery of products with which the Company had limited experience. During the second quarter, the Company recognized that its production efficiencies were better than originally estimated and adjusted its gross margin accordingly. The remaining adjustment resulted from the award of additional foreign contracts which had the effect of lowering unit production costs.

  In addition, during the second quarter of 1993, earnings were reduced by a reserve of $500,000 in settlement of a claim by a customer for an allegedly defective product. As of December 31, 1993, the Company has satisfied all of its obligations related to this issue.

  The Company expects that competition for both defense and commercial business will remain intense. It is likely therefore that contract pricing will be reduced, influencing profit margins, income and cash flow.

Corporate

  Related Parties - The charge for administrative and managerial services provided by Loews increased by $50,000 and $100,000 for the three and six months ended June 30, 1994, respectively, as compared to the corresponding periods of the prior year. See Note 4 to Consolidated Condensed Financial Statements.

  Interest Expense and Income - For the three and six months ended June 30, 1994 interest expense decreased by $295,000 and $567,000, respectively, due primarily to the $7,000,000 decrease in borrowings from Loews under the Credit Agreement. Interest and other income was higher for the six months ended June 30, 1994 as compared to the corresponding period of the prior year primarily resulting from custom refunds received.

  Contingencies - On July 7, 1994 the Company became aware of an environmental contaminate which was discovered in the groundwater of its former defense manufacturing facility. Testing and evaluation of this site is in its preliminary stages. Based upon the information available, during the second quarter of 1994 the Company accrued $250,000 to provide for the minimum level of clean-up expense estimated to be required. Additional testing and further evaluation is required before a definitive cost of ultimate clean up can be determined. The liability accrued by the Company in the second quarter may therefore require revisions in the future. The environmental liability recognized in the Company's financial statements to date of $1,850,000 is the minimum of the Company's estimate range of equally likely outcomes, the upper limit of that range is approximately $2,350,000.

                        PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------

  (a) Exhibits -- None.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1994.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     BULOVA CORPORATION
                                                     -------------------
                                                     (Registrant)





Dated: August 15, 1994                           By: Paul S. Sayegh
                                                     ----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating
                                                     Officer (Duly
                                                     authorized officer and
                                                     principal financial
                                                     officer)