Form 10-Q
period 1994-09-30
BULOVA CORP
filed 1994-11-14
CIK 15310

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                               ------------------

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

                      Yes     X                No
                          ---------               ---------

          Class                                  Outstanding at November 4, 1994
- - ---------------------------                      -------------------------------
Common stock, $5 par value                               4,599,249 shares

================================================================================

                                 INDEX



                                                                        Page No.
                                                                        --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      September 30, 1994 and December 31, 1993  ......................       3

    Consolidated Condensed Statements of Operations-
      Three and nine months ended September 30, 1994 and 1993  .......       4

    Consolidated Condensed Statements of Cash Flows-
      Nine months ended September 30, 1994 and 1993  .................       5

    Notes to Consolidated Condensed Financial Statements  ............   6 - 8

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ..............................  9 - 13

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  ..........................      13

    Exhibit 27--Financial Data Schedule for nine months ended
       September 30, 1994  ...........................................      15

                                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                                Bulova Corporation and Subsidiaries
                              Consolidated Condensed Balance Sheets
                                      (Amounts in thousands)

                                                                     September 30, December 31,
                                                                        1994           1993
                                                                    ---------------------------
                                       Assets
                                       ------
Current assets:
  Cash .........................................................     $  4,447          $  5,880
  Accounts and notes receivable-net ............................       52,069            54,674
  Inventories ..................................................       58,649            52,109
  Prepaid expenses .............................................          782             1,131
  Deferred income taxes ........................................        9,882            10,616
                                                                    ---------------------------
      Total current assets ......................................     125,829           124,410
                                                                    ---------------------------
Property, plant and equipment-net ..............................       21,040            21,467
                                                                    ---------------------------
Other assets:
  Deferred income taxes ........................................       17,111            16,171
  Other ........................................................          395               393
                                                                    ---------------------------
     Total other assets ........................................       17,506            16,564
                                                                    ---------------------------
     Total assets ..............................................     $164,375          $162,441
                                                                    ===========================

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
  Current installments of long-term debt .......................     $    841          $  1,016
  Accounts payable .............................................        7,745             8,517
  Accrued expenses .............................................       15,811            18,361
  Accrued federal and foreign income taxes .....................        1,467             1,736
                                                                    ---------------------------
     Total current liabilities .................................       25,864            29,630
                                                                    ---------------------------
Long-term debt, less current installments ......................        2,771             3,266
                                                                    ---------------------------
Other liabilities and credits:
  Postretirement benefits payable ..............................       45,613            43,135
  Pension benefits payable .....................................        2,965             3,348
  Other ........................................................        5,219             2,961
                                                                    ---------------------------
     Total other liabilities and credits .......................       53,797            49,444
                                                                    ---------------------------
Debt to affiliate ..............................................       18,000            16,000
                                                                    ---------------------------
Shareholders' equity:
  Common stock .................................................       22,999            22,999
  Additional paid-in capital ...................................       23,197            23,197
  Retained earnings ............................................       17,337            17,311
  Cumulative translation adjustment ............................          415               599
                                                                    ---------------------------
     Total .....................................................       63,948            64,106
  Less treasury stock, at cost .................................            5                 5
                                                                    ---------------------------
      Total shareholders' equity ................................      63,943            64,101
                                                                    ---------------------------
     Total liabilities and shareholders' equity ................     $164,375          $162,441
                                                                    ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

                                Bulova Corporation and Subsidiaries
                         Consolidated Condensed Statements of Operations
                          (Amounts in thousands, except per share data)


                                                     Three Months Ended     Nine Months Ended
                                                        September 30,          September 30,
                                                      1994        1993         1994     1993
                                                    ------------------------------------------

Revenues:
  Net Sales:
    Consumer products .......................        $25,429     $27,555    $ 65,134  $ 68,537
    Industrial and defense products .........         11,236      15,684      37,276    36,821
  Interest, royalties and other .............          1,791         900       4,185     3,041
                                                    ------------------------------------------
     Total revenues .........................         38,456      44,139     106,595   108,399
                                                    ------------------------------------------

Expenses:
  Cost of sales .............................         25,701      31,149      73,353    76,100
  Selling, general and administrative .......         12,190      11,269      31,989    31,949
  Interest:
    Affiliates ..............................            404         666         980     1,751
    Others ..................................             70          92         218       298
                                                    ------------------------------------------
     Total expenses .........................         38,365      43,176     106,540   110,098
                                                    ------------------------------------------

Income (loss) from operations ...............             91         963          55    (1,699)
Gain from asset dispositions ................                        259                 3,195
                                                    ------------------------------------------
Income before income (taxes) benefit ........             91       1,222          55     1,496
Income (taxes) benefit ......................            (40)        337         (29)      227
                                                    ------------------------------------------
Net income ..................................        $    51     $ 1,559    $     26  $  1,723
                                                    ==========================================

Net income per share ........................        $   .01     $   .33    $    .01  $    .37
                                                    ==========================================

See accompanying Notes to Consolidated Condensed Financial Statements.

                                Bulova Corporation and Subsidiaries
                          Consolidated Condensed Statements of Cash Flows
                                     (Amounts in thousands)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                         1994         1993
                                                                     ------------------------

Operating Activities:
  Net income ..................................................      $     26       $  1,723
  Adjustments to reconcile net income to net cash provided by
   operating activities .......................................         1,201         (2,344)
  Changes in assets and liabilities-net:
   Receivables ................................................         2,605          2,570
   Inventories ................................................        (6,540)         2,283
   Prepaid expenses ...........................................           349          1,012
   Other assets ...............................................            (2)            47
   Accounts payable and accrued expenses ......................        (3,322)        (3,407)
   Accrued federal and foreign income taxes ...................          (269)        (2,729)
   Other liabilities and credits ..............................         4,167            824
                                                                     ------------------------
                                                                       (1,785)           (21)
                                                                     ------------------------

Investing Activities:
  Purchases of property, plant and equipment ..................          (978)          (801)
  Proceeds from asset dispositions ............................                        5,622
                                                                     ------------------------
                                                                         (978)         4,821
                                                                     ------------------------

Financing Activities:
  Principal payments on debt to affiliate .....................       (14,000)       (20,000)
  Proceeds from debt to affiliate .............................        16,000         16,000
  Principal payments on long-term debt ........................        (3,736)          (690)
  Issuance of long-term debt ..................................         3,066
                                                                     ------------------------
                                                                        1,330         (4,690)
                                                                     ------------------------

Net change in cash ............................................        (1,433)           110
Cash, beginning of period .....................................         5,880          6,287
                                                                     ------------------------
Cash, end of period ...........................................      $  4,447       $  6,397
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

3. On October 4, 1994, the Company executed a letter of intent for the potential sale of its defense manufacturing segment. The letter of intent is subject to, among other things, the process of due diligence as well as the buyer obtaining satisfactory financing. If the transaction is consummated as proposed, the Company would expect to record a gain. The Company has not adopted a formal plan to dispose of its defense segment and intends to continue in this line of business should this transaction not be consummated. Based on the Company's intent, as well as the significant contingencies related to the possible sale, the Company will continue to account for the defense segment as a component of its continuing operations.

4. Income taxes for the quarter and nine months ended September 30, 1994 and 1993 include federal taxes paid by the Company of $325,000, $1,257,000, $209,000 and $357,000, respectively, related to the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews").

     See Note 6 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1993.

     Additionally, the Omnibus Budget Reconciliation Act of 1993, enacted in August 1993, among other things, increased the corporate tax rate from 34% to 35%, effective January 1, 1993. In accordance with SFAS No. 109, "Accounting for Income Taxes," net deferred tax assets have been adjusted for the effect of the change in tax rates in the period enacted. As a result, the Company recorded a tax benefit in the third quarter of 1993 of approximately $800,000, to increase its deferred tax asset.

5. Loews provided administrative and managerial services for which the Company was charged $300,000, $250,000, $900,000 and $750,000 for the quarter and nine months ended September 30, 1994 and 1993, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. If the Company incurred these costs on a stand-alone basis, it believes the costs incurred could aggregate between $300,000 and $425,000 for the quarter ended September 30, 1994 and $900,000 and $1,275,000 for the nine months ended September 30, 1994, as compared to $250,000 and $375,000, and $750,000 and
     $1,125,000 for the corresponding periods of the prior year.

6. Net income per share has been computed on the basis of 4,599,000 weighted average number of shares outstanding for the quarter and nine months ended September 30, 1994 and 1993.

7. As discussed in Note 5 in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1993, during the second quarter of 1993 the sale of the Company's Valley Stream, New York property was consummated. This transaction resulted in a pre-tax and after-tax gain of approximately $2,907,000 and $1,890,000, respectively. Additionally, in September of 1993 the sale of the Company's Hong Kong property was consummated. This transaction resulted in a pre-tax and after-tax gain of approximately $247,000 and $160,000 for the quarter and nine months ended September 30, 1993.

8. The Company's inventories, in thousands of dollars, are comprised of the following:

                                                      September 30, December 31,
                                                         1994            1993
                                                      --------------------------

     Watch materials, including finished parts .....     $36,947       $37,630
     Industrial and defense materials (net of
      progress payments of $5,670 and $9,373) ......      18,238        11,831
     Jewelry .......................................         602           420
     Precious metals................................         424           311
     Other .........................................       2,438         1,917
                                                         ---------------------
      Total ........................................     $58,649       $52,109
                                                         =====================


9. Bulova Technologies, Inc., a wholly owned subsidiary of the Company, settled defense contract claims with the U.S. government. These settlements increased revenues and pre-tax income by approximately $408,000 and $1,600,000 for the nine months ended September 30, 1994 and 1993, respectively.

10. On July 7, 1994 the Company became aware of an environmental contaminate which was discovered in the ground water of its former defense manufacturing facility. Testing and evaluation of this site remains in its preliminary stages. Based upon the information available, during the second quarter of 1994 the Company accrued $250,000 to provide for the estimated clean-up costs to be required. Additional testing and further evaluation is required before a definitive cost of ultimate clean-up can be determined. Therefore, the liability accrued by the Company in the second quarter may require revisions in the future.

     On September 14, 1994 the Company received revised cost estimates associated with the environmental clean-up of a former watch manufacturing facility which the Company sold on March 12, 1981. Based upon this information, in the third quarter of 1994, the Company provided for an additional $484,000 to record the estimated clean-up costs to be required.

     The estimated environmental liability, including the additions above, recognized in the Company's financial statements to date of $2,334,000 represents the minimum of the Company's estimated range in equally likely outcomes; the upper limit of that range is approximately $2,834,000.

11. For the quarter and nine months ended September 30, 1994, the Company adjusted the gross margin related to certain defense contracts which increased income before taxes by $800,000 and $2,420,000, respectively. Of this adjustment, $1,200,000 related to contracts awarded in 1993 but not substantially completed until the second quarter of 1994. These contracts required the production and delivery of products with which the Company had limited experience. The Company also recognized that its production efficiencies during the nine months ended September 30, 1994 were better than originally estimated and adjusted its gross margin accordingly. The remaining adjustment resulted from the award of additional foreign contracts which had the effect of lowering unit production costs.

12. As discussed in Note 2 in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1993, during the second quarter of 1993 the Company's industrial and defense segment provided for an additional reserve of $500,000 in relation to a claim of an allegedly defective product delivered prior to 1992. As of December 31, 1993, the Company had satisfied all outstanding obligations related to this claim.

13. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1994 and December 31, 1993 and the results of operations for the three and nine months and the changes in cash flows for the nine months ended September 30, 1994 and 1993, respectively.

     Results of operations for the third quarter and first nine months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.
- - -------------------------------------------------------------------------------

Liquidity and Capital Resources:

Cash Flow

  The Company continues to be adversely impacted by difficult business conditions in its two lines of business: consumer products and industrial defense products. Competition and oversupply of watch and clock products continues to adversely affect the Company's consumer products segment. The Company's industrial and defense products continues to be adversely impacted by a reduction in U.S. government defense spending. The Company's efforts to obtain commercial contracts to replace defense contracts remain in the development stages and are not expected to contribute significantly in 1994.

  For a number of years the Company has relied on Loews Corporation ("Loews"), which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company has not been able to meet through internally generated funds. Currently, these needs are met through a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans from time to time, in amounts aggregating up to $50,000,000. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the Company and Loews. The Credit Agreement currently expires June 30, 1996.

  At September 30, 1994 loans aggregating $18,000,000 were outstanding under the Credit Agreement, compared to $16,000,000 at December 31, 1993. At October 31, 1994, the outstanding balance was $16,000,000.

  The increase in borrowing during the first nine months of 1994 is primarily due to the normal cyclical inventory purchases of the Company's consumer products segment, partially offset by collection of accounts receivable. See detail discussion below on cash flow from operations.

  It is likely that the Company from time to time will require additional borrowings from Loews to meet its working capital needs, including normal inventory purchases. While Loews has no obligation to enter into or maintain arrangements for any further borrowing, the Company anticipates that its additional working capital needs will be provided by Loews under the Credit Agreement.

Cash Flow From Operations

  The Company utilized net cash from operations of approximately $1,785,000 for the nine months ended September 30, 1994, compared to $21,000 for the corresponding period of the prior year.

  The decrease in cash flows is due to the increase in inventory of $1,610,000 resulting from purchases to meet the cyclical demands of the holiday selling season and a reduction in accounts payable, accrued expenses and accrued federal income tax from period to period of $4,239,000 resulting from the timing of the transactions, partially offset by a reduction in accounts receivable of $4,758,000.

Cash Flow From Investing Activities

  Investing activities for the nine months ended September 30, 1993 include net proceeds from the sales of the Company's former defense manufacturing and Hong

Kong properties of $5,622,000. In 1994, the Company did not receive any proceeds from the disposal of assets. The Company does not anticipate any material capital expenditures in 1994. See Note 7 to Consolidated Condensed Financial Statements.

Cash Flow From Financing Activities

  During the first quarter of 1994 the Company's industrial and defense segment refinanced its existing industrial development revenue bonds with a bank mortgage note. See Notes 4 and 12 to Consolidated Financial statements of the Annual Report on Form 10-K for the year ended December 31, 1993.

Contingencies

  During the second quarter of 1994 the Company provided for a liability of $250,000 in relation to an environmental liability which the Company became aware of in July 1994 at its former Valley Stream, N.Y. defense manufacturing facility. Additionally, in the third quarter of 1994 the Company received revised cost estimates associated with the environmental clean-up of a former Sag Harbor, N.Y. watch manufacturing facility which the Company sold on March 12, 1981. The impact of the environmental clean-up will directly effect cash flow, and it is expected that the utilization of cash will be funded by the Credit Agreement with Loews. Based on the revised cost estimate, the Company provided an additional liability of $484,000. See Note 9 of the Notes to Consolidated Condensed Financial Statements.

Results of Operations:

  For the quarter and nine months ended September 30, 1994 revenues decreased by $5,683,000, or 12.9% and $1,804,000, or 1.7%, respectively, and income before income taxes decreased by $1,131,000 and $1,441,000 compared to the corresponding periods of the prior year.

Consumer Products

  For the quarter and nine months ended September 30, 1994 watch, clock and jewelry revenue decreased by $2,126,000, or 7.7%, and $3,403,000, or 5.0%, respectively, income before taxes decreased by $725,000 and $2,145,000 as compared to the corresponding periods of the prior year. The primary reason for the decrease in income before income taxes is the $3,195,000 gain from disposal of a former defense manufacturing facility and Hong Kong property which was recognized in the second and third quarter of 1993. Additionally, the Company provided $484,000 and $734,000 for environmental clean-up in the quarter and nine months ended September 30, 1994, respectively.

  For the quarter ended September 30, 1994 revenues from product sales decreased due to a decrease in unit sales, primarily direct sales of the Benetton line, the licensing agreement which expired in June 1994, partially offset by a higher average unit selling price representing approximately $488,000 or 1.8%.

  For the nine months ended September 30, 1994, the revenue decrease is due to a decrease in unit sales, partially offset by an increase in the average unit selling price representing approximately $281,000 or .4%. The segment's sales volume decreased 5.4% compared to the corresponding period of the prior year. The primary reason for this decrease is a 21.7% sales volume decrease at the Company's Canadian operation. In addition, direct sales of the Company's Benetton line have decreased 86.7% as compared to the corresponding period of the prior year as discussed above. The Benetton line is not expected to significantly contribute to operations for the fourth quarter of 1994.

  Cost of sales as a percentage of sales decreased 1.0% and 1.1% compared to the quarter and nine months ended September 30, 1993, respectively. The primary reason for the decreases is a change in the product sales mix and effective procurement practices implemented by the Company. Selling, general and administrative costs as a percentage of sales are relatively flat as compared to the quarter and nine months ended September 30, 1993.

  The Company recognized $1,389,000, $471,000, $3,094,000 and $2,769,000 in
royalty income for the quarter and nine months ended September 30, 1994 and 1993, respectively, which includes $780,000, $507,000, $1,407,000 and $1,889,000 of royalties under the "Benetton by Bulova" license agreement for the quarter and nine months ended September 30, 1994 and 1993, respectively. The license agreement with Benetton expired June 30, 1994. However, royalties will continue to be received by the Company up until the end of fiscal 1994. The impact of losing the Benetton agreement will directly impact this segment's revenues, income and cash flow. The remaining royalty income represents payments by two affiliated licensees in Europe and Far East.

  The Company imports most of its watch and clock products. Foreign currency fluctuations therefore can have a material impact on the Company's operations. Approximately 25% of the Company's purchases are denominated in Japanese yen.
As a result of hedging practices adopted by the Company, foreign currency fluctuations have not had a material impact on the results of operations for the quarter and nine months ended September 30, 1994 and 1993, respectively. Future fluctuations however, could negatively impact gross profit, income and cash flow.

Industrial and Defense Products

  Industrial and Defense revenues decreased by $4,448,000, or 28.4%, and increased by $455,000, or 1.2%, for the quarter and nine months ended September 30, 1994, respectively, compared to the corresponding period of the prior year. Net sales and income before taxes include $408,000 of revenues from favorable settlement of contract claims with the U.S. government for the nine months ended September 30, 1994, as compared to $1,600,000 in the corresponding period of the prior year. These claims represent payment for work performed in earlier years which had not been billed. As of September 30, 1994, the Company estimates that there is approximately $4,000,000 of settlement claims outstanding with defense prime contractors. The Company, however, is unable to predict the outcome of these claims, and therefore revenue is recognized when claim proceeds are received.

  Before giving effect to the claim settlements discussed above, net sales for the nine months ended September 30, 1994 increased $1,647,000 compared to the corresponding period for the prior year. The primary reason for the increased sales is a reduction in the billing backlog specifically related to shipments to the U.S. government of the M-762 fuze. The Company continues to expect, however, that 1994 sales will not improve significantly over the prior year primarily due to the decline of U.S. government defense spending. Through the nine months ended September 30, 1994 commercial contract business represents 20% of this segment's sales. During 1993, commercial contracts accounted for 16% of the segment sales. The commercial contract business carries a lower profit margin than defense business, therefore, increased commercial sales are not expected to replace the lost margins associated with the decline in defense sales.

  During the third quarter of 1994 the Company adjusted its gross margin related to its industrial and defense contacts which increased income for the quarter and nine months ended September 30, 1994, by $800,000 and $2,420,000, respectively, due to the award of additional U.S. government and foreign military contracts which had the effect of increasing contract revenues and lowering unit productions costs.

  During the second quarter of 1993 the Company's industrial and defense segment provided for an additional reserve of $500,000 in relation to a claim of an allegedly defective product delivered prior to 1992. As of December 31, 1993, the Company had satisfied all outstanding obligations related to this claim.

  Income before taxes, exclusive of the claim settlements, decreased by $406,000 and increased by $1,896,000 as compared to the quarter and nine months ended September 30, 1993. The Company expects that competition for both defense and commercial business will remain intense. It is likely therefore that contract pricing will be reduced, influencing profit margins, income and cash flow.

Corporate

  Related parties - The charge for administrative and managerial services provided by Loews increased by $50,000 and $150,000 for the quarter and nine months ended September 30, 1994, respectively, as compared to the corresponding period of the prior year. See Note 4 to consolidated condensed financial statements.

  Interest expenses and income - For the quarter and nine months ended September 30, 1994 interest expense decreased by $284,000 and $851,000 due to the $7,000,000 decrease in borrowing to Loews under the Credit Agreement. Interest and other income was higher for the nine months ended September 30, 1994 compared to the corresponding period of the prior year primarily resulting from custom refunds received.

  Contingencies - On July 7, 1994 the Company became aware of an environmental contaminate which was discovered in the groundwater of its former defense manufacturing facility. Testing and evaluation of this site is in its preliminary stages. Based on the information available, during the second quarter of 1994 the Company accrued $250,000 to provide for the clean-up expense estimated to be required. Additional testing and further evaluation is required before a definitive cost of ultimate clean-up can be determined. Therefore, the liability accrued by the Company in the second quarter may require revisions in the future.

  On September 14, 1994 the Company received revised cost estimates associated with the environmental clean-up of its former watch manufacturing facility which the company sold on March 12, 1981. Based upon this information, in the third quarter of 1994, the Company provided for an additional $484,000 to record the clean-up expenses expected to be required.

  The environmental liability recognized in the Company's financial statements to date of $2,334,000 represents the minimum of the Company's estimated range of equally likely outcomes; the upper limit of that range is approximately $2,834,000.

Other

  On October 4, 1994, the Company executed a letter of intent for the potential sale of its defense manufacturing segment. The letter of intent is subject to, among other things, the process of due diligence as well as the buyer obtaining satisfactory financing. If the transaction is consummated as proposed, the Company would expect to record a gain. The Company has not adopted a formal plan to dispose of its defense segment and intends to continue in this line of business should this transaction not be consummated. Based on the Company's intent, as well as the significant contingencies related to the possible sale, the Company will continue to account for the defense segment as a component of its continuing operations.

Item 6.  Exhibits and Reports on Form 8-K
- - ----------------------------------------

  (a) Exhibits -- (27) Financial Data Schedule for the nine months ended September 30, 1994.

   b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1994.

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



                                                     BULOVA CORPORATION
                                                     -------------------
                                                     (Registrant)





Dated: November 14, 1994                         By: Paul S. Sayegh
                                                     ----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating
                                                     Officer (Duly
                                                     authorized officer and
                                                     principal financial
                                                     officer)