Form 10-K
BULOVA CORP
filed 1995-03-27
CIK 15310

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1994

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               to
                               -------------    -------------

Commission file number 1-457

                              BULOVA CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                                             11-1719409
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 One Bulova Avenue, Woodside, New York 11377-7874
               (Address of principal executive offices) (Zip Code)

                                  (718) 204-3300
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act:

                   Common stock, par value $5.00 per share
                               (Title of Class)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X                No
                          ---------              ---------

  As at February 24, 1995, 4,599,249 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $486,000.

================================================================================

                               BULOVA CORPORATION

                            INDEX TO ANNUAL REPORT ON
                             FORM 10-K FILED WITH THE
                        SECURITIES AND EXCHANGE COMMISSION

                      For The Year Ended December 31, 1994

 Item                                                                      Page
  No.                                PART I                                  No.
 ----                                                                     ------

   1  BUSINESS ..........................................................    3

   2  PROPERTIES ........................................................    3

   3  LEGAL PROCEEDINGS .................................................    3

   4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............    3

                                    PART II

   5  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS ..........................................................    4

   6  SELECTED FINANCIAL DATA ...........................................    4

   7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS ............................................    5

   8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................    8

   9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE .............................................    25

                                   PART III

  10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................    25

  11  EXECUTIVE COMPENSATION ............................................    26

  12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ....    27

  13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................    28

                                    PART IV

  14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ...    29


                                    PART I

Item 1. Business.

  Bulova Corporation (together with its subsidiaries referred to herein as "Registrant" or the "Company," unless the context otherwise requires) is a New York corporation. Loews Corporation ("Loews") owns approximately 97% of Registrant's outstanding Common Stock. See Item 12 below.

  In January 1995 the Company sold its industrial and defense products segment Bulova Technologies, Inc. ("BTI") for $20,810,000 in cash. The Company applied $18,000,000 of the consideration received to the repayment of the entire debt owed to Loews, and the balance of the consideration was added to working capital. Additionally, the Company assumed BTI's liabilities with respect to postretirement health care benefits for employees of BTI who had retired prior to the consummation of the sale agreement.

  Registrant is engaged in the distribution and sales of watches, clocks and timepiece parts for consumer use. The principal watch brands are Bulova, Caravelle, Accutron and Sportstime. Clocks are principally sold under the Bulova brand name. The Registrant's market segment breakdown includes a luxury watch line represented by Accutron, a mid-ranged priced watch brand represented by Bulova, and economy lower-priced watch line targeted by Caravelle. In addition, the Registrant's Sportstime by Bulova brand is at various price levels with watches using names and logos of various professional and college athletic teams. The principal markets are the United States and Canada. During 1994, approximately 13% of the sales were made outside the United States, substantially all of which were in Canada. In most other areas of the world, Registrant has appointed licensees who market watches under Registrant's trademarks in return for a royalty. For additional information concerning Registrant's sales in foreign markets, see Note 11 of the Notes to Consolidated Financial Statements of the accompanying 1994 Annual Report to Shareholders.

  Registrant primarily buys complete watches and clocks from foreign suppliers. Watch movements, cases and other components are purchased from foreign suppliers. In the United States, most of Registrant's consumer products are sold directly to retail jewelry and premium outlets through Registrant's commission sales force and outside sales representatives. In Canada, Registrant, through a marketing subsidiary, sells directly to retailers.

  The business is intensely competitive. The principal methods of competition are price, styling, aftersale service, warranty and product performance. In all five categories, Registrant occupies a favorable position of long standing. There are approximately ten major competitors with well established names and positions in the principal markets in which Registrant competes. At least three of these have sales and assets substantially greater than Registrant. In addition, there are an indeterminate number of minor competitors.

  It is characteristic of Registrant's business and of the watch industry generally that customer receivables from watch sales are carried for relatively long periods. Registrant grants its retailers seasonal credit terms, in a few instances up to twelve months, depending on the product and date of sale. In certain circumstances, Registrant also extends credit to its retailers on an interest-bearing basis.

  Any backlog of orders is not believed to be significant. The business is seasonal; with the greatest sales coming in the third and fourth fiscal quarters in expectation of the holiday selling season.

                                   Employees

  Registrant currently employs approximately 460 persons, approximately 130 of whom are union members, and has experienced satisfactory labor relations. The Company has comprehensive benefit plans for substantially all employees.

Item 2. Properties.

  The Company leases its primary facilities which include an 80,000 square foot plant in Woodside, New York for executive and sales offices, watch distribution, service and warehouse purposes, a 71,000 square foot plant in Maspeth, New York, for clock service and warehouse purposes, and a 25,000 square foot plant in Toronto, Canada, for watch and clock sales and service.

Item 3. Legal Proceedings.

  Pending litigation includes various civil actions for damages. On the basis of the facts presently known to it, management does not believe that these actions will have a material adverse effect upon the financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
        Matters.

MARKET PRICES

  The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Common Stock in the over-the-counter market as reported by Carr Securities Corp. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions. They do not represent actual transactions.

                                        1994                        1993
                                ------------------------------------------------
                                  High          Low            High      Low
--------------------------------------------------------------------------------
First Quarter .................   3 1/4         2 3/4           4         4
Second Quarter ................   3 1/4         2 5/8           4         4
Third Quarter .................   3 1/4         3               4         4
Fourth Quarter ................   3 1/4         3 1/4           4         4

DIVIDEND INFORMATION

  The Company paid no dividends for the years ended December 31, 1994 and 1993.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

  There were approximately 1,500 holders of record of common stock of the Company at February 24, 1995.


Item 6. Selected Financial Data.

                                             Years Ended December 31,
                                 -----------------------------------------------

                                    1994      1993     1992      1991     1990
--------------------------------------------------------------------------------

                                       (In thousands, except per share data)
Results of Operations:
 Revenues....................... $100,046  $101,303 $ 98,841  $101,001 $104,279
 Income (loss) from continuing
  operations....................      532     1,911   (1,342)     (486)    (159)
   Per share ...................      .11       .41     (.29)     (.11)    (.03)
 Income (loss) before
  extraordinary credit and
  cumulative effect of
  accounting changes (1)........      834     2,514    4,793        65   (4,962)
   Per share....................      .18       .54     1.04       .01    (1.08)
 Income (loss) before cumulative
  effect of accounting changes
  (1) ..........................      834     2,514    4,793     1,947   (4,080)
   Per share....................      .18       .54     1.04       .42     (.89)
 Net income (loss)..............      834     2,514  (13,189)    1,947   (4,080)
   Per share....................      .18       .54    (2.87)      .42     (.89)

Financial Position:
 Total assets...................  151,035   149,865  165,489   143,971  140,286
 Discontinued operations-net (1)   20,082    15,445   11,245    29,435   25,993
 Long-term debt.................      200       600    1,000     1,400    1,800
 Debt to affiliate..............   19,000    16,000   31,000    36,000   32,000
 Shareholders' equity...........   62,930    64,101   61,893    76,067   73,847
 Dividends per share............     None      None     None      None     None

 (1) See Notes 2, 7 and 8 of the Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:

Cash Flow

  In January 1995 the Company sold its industrial and defense products segment Bulova Technologies, Inc. ("BTI") for $20,810,000 in cash. The Company applied $18,000,000 of the consideration received to the repayment of the entire debt owed to its parent, Loews Corporation ("Loews"), and the balance of the consideration was added to working capital. Additionally, the Company assumed BTI's liabilities with respect to postretirement health care benefits for employees of BTI who had retired prior to the consummation of the sale agreement.

  The sale of BTI will allow the Company to concentrate its resources on its core watch and clock business. Proceeds received from the sale as well as the decrease in interest expense resulting from the repayment of the debt owed to Loews will initially improve cash flow.

  The Company continues to be adversely affected by competition and oversupply of watch and clock products. The Company has reduced costs to improve gross profit, and continues its effort to closely monitor inventory purchasing to ensure appropriate levels of inventory are maintained. Based on business volume, management believes inventory levels cannot be significantly reduced. Business conditions are expected to remain difficult, therefore, it is likely that pricing will be reduced affecting gross profit, income and cash flow.

  For a number of years the Company has relied on Loews, which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company has not been able to meet through internally generated funds. In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans, from time to time, in amounts aggregating up to $50,000,000. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the Company and Loews. The Credit Agreement currently expires June 30, 1996.

  At December 31, 1994 loans aggregating $19,000,000 were outstanding under the Credit Agreement. The largest amount outstanding under the Credit Agreement during 1994 was $20,000,000. At December 31, 1993 loans aggregating $16,000,000 were outstanding under the Credit Agreement and the largest amount outstanding during 1993 was $31,000,000. The increase in borrowing was primarily due to an increase in inventory purchases during the fourth quarter of 1994. See Note 3 of the Notes to Consolidated Financial Statements.

  The Company from time to time will require additional borrowings from Loews to meet its working capital needs, including normal inventory purchases. While Loews has no obligation to enter into or maintain arrangements for any further borrowing, the Company anticipates that its additional working capital needs will be provided by Loews under the Credit Agreement.


Cash Flow From Operations

  The Company utilized net cash from operations of approximately $3,931,000 for the year ended December 31, 1994, compared to generated net cash flow of $10,272,000 and $7,858,000 for the years ended December 31, 1993 and 1992, respectively.

  The reason for the decrease in cash flow is primarily due to the timing of the transactions; year end levels of accounts receivable increased by $3,522,000, or 7.4%, and accounts payable and accrued expenses decreased by $730,000, or 3.7%. Additionally, other liabilities and credits decreased $3,551,000, or 7.4% primarily associated with the recording of a favorable foreign currency adjustment of $1,472,000, partially offset by an inventory decrease of $4,528,000, or 11.2%.

Cash Flow From Investing Activities

  Investing activities include net proceeds from the sale of a former defense manufacturing facility of $4,487,000 and $2,578,000 in 1993 and 1992, respectively. In addition, for the year ended December 31, 1993 the Company received $669,000 in proceeds related to the sale of its Hong Kong office. The Company does not anticipate any material capital expenditures in 1995.

Cash Flow From Financing Activities

  Cash flow from financing activities primarily represents changes in the amounts due to Loews under the Credit Agreement discussed above.


Contingencies

  Material contingencies consist of environmental claims relating to a former Valley Stream, N.Y. defense manufacturing facility for which the Company, in the second quarter of 1994, provided for a liability of $250,000, and a former Sag Harbor, N.Y. watch manufacturing facility, for which the Company provided an additional liability of $484,000 in the third quarter of 1994. The environmental clean-up will directly affect cash flow, and it is expected that to the extent the Company does not have sufficient liquidity, cash needs will be funded through the Credit Agreement with Loews.

  During the fourth quarter of 1994 and 1992 the Company provided $811,000 and $750,000, respectively, to cover legal and settlement costs related to actions currently pending. In addition, the Company provided for a liability of $709,000 during the year ended December 31, 1992 in relation to its agreement to fund certain retirement benefits.

  The environmental liability recognized in the Company's financial statements to date of $2,334,000 represents the minimum of the Company's estimated range of equally likely outcomes; the upper limit of that range is approximately $2,834,000.

  Management does not believe that the foregoing matters will have a material adverse effect on the financial condition or results of operations of the Company. The Company's accrued liabilities for these matters represents a reasonable estimate made by the Company for various legal and environmental matters for which it believes it is probable that a liability exists or a settlement will be negotiated. See Note 13 of the Notes to Consolidated Financial Statements for further discussion.

Results of Operations

  Watch, clock and jewelry revenue decreased by $170,000 and $910,000, or 0.2% and 1.0%, as compared to 1993 and 1992, respectively. Income before accounting changes and discontinued operations decreased by $1,379,000, or 72.2%, and increased by $1,874,000, or 139.6%, as compared to 1993 and 1992, respectively. The primary reason for the decrease in income before accounting changes and discontinued operations is the $2,050,000 after-tax gain from disposal of a former defense manufacturing facility and Hong Kong property which was recognized in 1993. Additionally, the Company provided $477,000 and $527,000 associated with contingencies and litigation in 1994, respectively, offset by a favorable foreign currency adjustment of $1,472,000 associated with the shutdown of the Company's European facilities, which was finalized in November 1994.

  Revenues decreased, exclusive of asset dispositions, as compared to 1993 by approximately $492,000, or 0.5%, due to a decline in the average unit selling price, partially offset by an increase in unit sales representing approximately $311,000, or 0.3%. Compared to 1992, revenues declined $4,805,000, or 5.0% due to lower unit sales, partially offset by a higher average unit selling price representing approximately $1,206,000, or 1.2%. The decrease, from 1993, in the average unit selling price resulted from decreases at the Company's Canadian operation.

  Consumer products unit volume increased 0.3% and declined 5.0% as compared to 1993 and 1992, respectively. The sales volume increase compared to 1993 is primarily associated with increased sales in the Bulova and Caravelle watch brands and Bulova clocks. These increases are partially offset by a decrease in direct sales associated with the Benetton Line, the license agreement for which expired in June 1994. Compared to 1992, the Caravelle and Benetton brands decreased 19.0% and 88.0%, respectively, which was partially offset by volume increases in the Bulova brand of 26.0%.

  Cost of sales as a percentage of sales decreased 2.6% and 1.4% as compared to 1993 and 1992. The primary reason for the decrease is a change in product sales mix and effective procurement practices implemented by the Company. Selling, general and administrative costs as a percentage of sales decreased 0.4% and 2.2% compared to 1993 and 1992. The reduction of selling, general and administrative costs resulted from management's efforts to control discretionary costs in these areas during periods of flat or declining sales.

  The Company recognized $3,780,000, $3,535,000 and $3,507,000 in royalty income in 1994, 1993 and 1992, respectively, which includes $1,484,000, $2,162,000 and
$2,211,000 of royalties under the "Benetton by Bulova" license agreement for years ended 1994, 1993 and 1992, respectively. The license agreement with Benetton expired June 30, 1994. The impact of losing the Benetton Agreement will directly impact the Company's revenues, income and cash flow. The remaining royalty income represents payments by two licensees in Europe and the Far East.

  The Company imports most of its watch and clock products. Foreign currency fluctuations therefore, can have a material impact on the Company's operations. Approximately 25% of the Company's purchases are denominated in Japanese yen. As a result of hedging practices adopted by the Company, foreign currency fluctuations have not had a material impact on the results of operations for the years ended December 31, 1994, 1993, and 1992. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

  The recent level of inflation has not had a material impact on the results of operations.

Corporate

  Related Parties - Loews has provided administrative services for which the Company paid $1,200,000 for the year ended December 31, 1994, and $1,000,000 for each of the years ended December 31, 1993 and 1992. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. If the Company incurred these costs on a stand-alone basis, it believes the costs incurred could aggregate between $1,200,000 and $1,500,000. The additional cost would reduce income and cash flow. See
Note 3 of the Notes to Consolidated Financial Statements.

  Taxes - For the year ended December 31, 1993 the Company recorded a tax benefit of $847,000 resulting from the Omnibus Budget Reconciliation Act of 1993, enacted August, 1993, which among other things, increased the corporate tax rate from 34% to 35% effective January 1, 1993. In accordance with SFAS No. 109 net deferred tax assets have been adjusted for the effect of the change in tax rates in the period enacted. See Note 7 of the Notes to Consolidated Financial Statements.

  Interest Expense and Other Income - Interest expense decreased $841,000 due to a $10,000,000 decline in the average borrowing from affiliate. Other income was higher for the year ended December 31, 1994 primarily due to custom refunds received.

  Other - In the fourth quarter of 1994 the Company completed the shut-down of its European facilities which resulted in a favorable foreign currency adjustment of $1,472,000.

Item 8. Financial Statements and Supplementary Data.

Bulova Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                     ---------------------------
                                                         1994           1993
--------------------------------------------------------------------------------
Assets:
Current assets:
  Cash ...........................................   $  3,857,000   $  5,639,000
  Receivables-net (Notes 1 and 5) ................     51,254,000     47,732,000
  Inventories (Notes 1 and 6) ....................     35,750,000     40,278,000
  Prepaid expenses ...............................        329,000        520,000
  Deferred income taxes (Notes 1 and 7) ..........     10,004,000     10,616,000
  Net assets of discontinued operations (Note 2)..     20,082,000     15,445,000
                                                     ---------------------------
     Total current assets ........................    121,276,000    120,230,000
                                                     ---------------------------
Property, plant and equipment, at cost (Notes 1
 and 12):
  Land, buildings and improvements ...............     14,083,000     13,771,000
  Machinery and equipment ........................      2,502,000      3,250,000
  Furniture, fixtures and leasehold improvements .      3,513,000      3,608,000
                                                     ---------------------------
                                                       20,098,000     20,629,000
  Less accumulated depreciation and amortization .      7,348,000      7,557,000
                                                     ---------------------------
                                                       12,750,000     13,072,000
                                                     ---------------------------
Other assets:
 Deferred income taxes (Notes 1 and 7) ...........     16,744,000     16,171,000
 Other assets ....................................        265,000        392,000
                                                     ---------------------------
                                                       17,009,000     16,563,000
                                                     ---------------------------
     Total assets ................................   $151,035,000   $149,865,000
                                                     ===========================

See Notes to Consolidated Financial Statements.

                                                             December 31,
                                                     ---------------------------
                                                         1994           1993
--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Current liabilities:
  Current installments of long-term debt (Note 12)   $    400,000   $    400,000
  Accounts payable ...............................      5,569,000      4,938,000
  Accrued expenses:
    Salaries, wages and commissions ..............      2,116,000      2,157,000
    Pension (Note 8) .............................      1,328,000      1,252,000
    Postretirement benefits (Note 8) .............      1,298,000      1,236,000
    Advertising ..................................      1,759,000      2,184,000
    Warranty .....................................      1,560,000      1,746,000
    Other ........................................      3,692,000      6,501,000
  Accrued federal and foreign income taxes
   (Notes 1 and 7) ...............................      2,333,000      1,776,000
                                                     ---------------------------
    Total current liabilities ....................     20,055,000     22,190,000
                                                     ---------------------------

Obligations under capital leases (Note 12) .......        200,000        600,000
                                                     ---------------------------
Other liabilities and credits:
  Postretirement benefits payable (Note 8) .......     43,183,000     41,059,000
  Pension benefits payable (Note 8) ..............      2,581,000      3,007,000
  Other ..........................................      3,086,000      2,908,000
                                                     ---------------------------
                                                       48,850,000     46,974,000
                                                     ---------------------------
Debt to affiliate:
  10% note payable (Notes 1 and 3) ...............     19,000,000     16,000,000
                                                     ---------------------------
Commitments and contingent liabilities (Notes 2,3,
  7, 8, 12 and 13)

Shareholders' equity (Note 1):
  Common stock, $5 par value:
    Authorized: 7,500,000 shares
    Issued: 4,600,000 shares .....................     22,999,000     22,999,000
  Additional paid-in capital .....................     23,197,000     23,197,000
  Retained earnings ..............................     18,145,000     17,311,000
  Cumulative translation adjustment ..............     (1,406,000)       599,000
                                                     ---------------------------
                                                       62,935,000     64,106,000
  Less 1,000 shares of common stock held in
   treasury, at cost .............................          5,000          5,000
                                                     ---------------------------
    Total shareholders' equity ...................     62,930,000     64,101,000
                                                     ---------------------------
    Total liabilities and shareholders' equity....   $151,035,000   $149,865,000
                                                     ===========================

Bulova Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED OPERATIONS

                                                Years Ended December 31,
                                         --------------------------------------
                                             1994         1993         1992
-------------------------------------------------------------------------------
Revenues:
  Net sales ..........................   $ 93,724,000 $ 93,894,000 $ 94,634,000
  Royalties, interest and other
   (Notes 4 and 10) ..................      6,322,000    7,409,000    4,207,000
                                         --------------------------------------
     Total revenues ..................    100,046,000  101,303,000   98,841,000
                                         --------------------------------------
Expenses:
  Cost of sales ......................     59,267,000   61,279,000   60,115,000
  Selling, general and administrative
   (Notes 3, 8 and 12) ...............     39,416,000   36,895,000   40,361,000
  Interest:
    Affiliate (Note 3) ...............        467,000    1,357,000    1,485,000
    Others ...........................        113,000       64,000       73,000
                                         --------------------------------------
     Total expenses ..................     99,263,000   99,595,000  102,034,000
                                         --------------------------------------
Income (loss) from continuing
 operations before income taxes ......        783,000    1,708,000   (3,193,000)
Income tax (expense) benefit (Notes 1
 and 7) ..............................       (251,000)     203,000    1,851,000
                                         --------------------------------------
Income (loss) from continuing
 operations ..........................        532,000    1,911,000   (1,342,000)
Discontinued operations of BTI (net of
 tax of $155,000, $254,000 and
 $2,857,000) (Note 2) ................        302,000      603,000    6,135,000
                                         --------------------------------------
Income before cumulative effect of
 accounting changes ..................        834,000    2,514,000    4,793,000
Cumulative effect of accounting
 changes:
  Postretirement benefits other than
   pensions (net of income tax benefit
   of $13,173,000)(Note 8)............                              (25,567,000)
  Accounting for income taxes (Note 7)                                7,585,000
                                         --------------------------------------
     Net income (loss) ...............   $    834,000 $  2,514,000 $(13,189,000)
                                         ======================================
Income (loss) per share (Note 1):
  Income (loss) from continuing
   operations ........................           $.11         $.41       $ (.29)
  Discontinued operations of BTI .....            .07          .13         1.33
                                         --------------------------------------
  Income before cumulative effect of
   accounting changes ................            .18          .54         1.04
  Postretirement benefits other
   than pensions .....................                                    (5.56)
  Accounting for income taxes ........                                     1.65
                                         --------------------------------------



     Net income (loss) ...............           $.18         $.54       $(2.87)
                                         =======================================

See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY


                                                   Shareholders' Equity
                         Number of --------------------------------------------------------------
                          Common                Additional                Cumulative
                          Shares      Common     Paid-in     Retained     Translation    Treasury
                         Issued (1)   Stock      Capital     Earnings     Adjustment      Stock
-------------------------------------------------------------------------------------------------

Balance, Dec. 31, 1991   4,600,000 $22,999,000 $23,197,000 $ 27,986,000   $ 1,890,000    $(5,000)
 Net loss .............                                     (13,189,000)
 Exchange rate changes
  during the year (net
  of income taxes of
  $507,000) ...........                                                      (985,000)
                         ------------------------------------------------------------------------
Balance, Dec. 31, 1992   4,600,000  22,999,000  23,197,000   14,797,000       905,000     (5,000)
 Net income ...........                                       2,514,000
 Exchange rate changes
  during the year (net
  of income taxes of
  $165,000) ...........                                                      (306,000)
                         ------------------------------------------------------------------------
Balance, Dec. 31, 1993   4,600,000  22,999,000  23,197,000   17,311,000       599,000     (5,000)
 Net income ...........                                         834,000
 Exchange rate changes
  during the year (net
  of income taxes of
  $287,000) ...........                                                      (533,000)
 Foreign currency
  adjustment ..........                                                    (1,472,000)
                         ------------------------------------------------------------------------

Balance, Dec. 31, 1994   4,600,000 $22,999,000 $23,197,000 $ 18,145,000   $(1,406,000)   $(5,000)
                         ========================================================================


(1) Includes 1,000 shares of common stock held in treasury.

See Notes to Consolidated Financial Statements.


Bulova Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                Years Ended December 31,
                                         ---------------------------------------
                                             1994          1993        1992
--------------------------------------------------------------------------------

Operating activities:
 Net income (loss) ...................   $   834,000 $  2,514,000  $(13,189,000)
 Adjustments to reconcile net income
  (loss) to net cash (used in)
  provided by operating activities:
   Cumulative effect of accounting
    changes ..........................                               17,982,000
   Depreciation and amortization .....       608,000    1,127,000     1,076,000
   Loss (gain) on disposition of
    assets ...........................       165,000   (3,446,000)      (64,000)
   Provision for losses and cash
    discounts on accounts receivable .     2,577,000    3,262,000     3,677,000
   Deferred income taxes .............        39,000    1,995,000   (17,815,000)
 Changes in operating assets and
  liabilities-net:
   Receivables .......................    (6,099,000)    (850,000)   (3,010,000)
   Inventories .......................     4,528,000    9,728,000   (10,981,000)
   Prepaid expenses ..................       191,000      324,000        26,000
   Net assets of discontinued
    operations .......................    (4,637,000)  (4,200,000)   18,190,000
   Other assets ......................       127,000      (22,000)        4,000
   Accounts payable and accrued
    expenses .........................       730,000    1,060,000       366,000
   Accrued federal and foreign
    income taxes .....................       557,000   (3,947,000)    1,127,000
   Other liabilities and credits .....    (3,551,000)   2,727,000    10,469,000
                                         --------------------------------------
                                          (3,931,000)  10,272,000     7,858,000
                                         --------------------------------------
Investing activities:
 Purchases of property, plant and
  equipment ..........................      (451,000)    (524,000)   (2,297,000)
 Proceeds from disposal of
  property, plant and equipment ......                  5,203,000     2,581,000
                                         --------------------------------------
                                            (451,000)   4,679,000       284,000
                                         --------------------------------------
Financing activities:
 Proceeds from debt to affiliate .....    23,000,000   16,000,000    36,000,000
 Principal payments on debt to
  affiliate ..........................   (20,000,000) (31,000,000)  (41,000,000)
 Principal payments on long-term
  debt ...............................      (400,000)    (400,000)     (400,000)
                                         --------------------------------------
                                           2,600,000  (15,400,000)   (5,400,000)
                                         --------------------------------------
Net change in cash ...................    (1,782,000)    (449,000)    2,742,000
Cash, beginning of year ..............     5,639,000    6,088,000     3,346,000
                                         --------------------------------------
Cash, end of year ....................   $ 3,857,000 $  5,639,000  $  6,088,000
                                         ======================================

See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

  (a) Affiliation: Loews Corporation ("Loews") owns approximately 97% of the Company's outstanding voting stock.

  (b) Principles of Consolidation: The consolidated financial statements include all of its subsidiaries, which are 100% owned, and all material intercompany accounts and transactions have been eliminated. The equity method of accounting is used for investments in associated companies in which the Company has an interest of 20% to 50%.

  (c) Accounts Receivable: Watches and clocks are sold to retail outlets throughout the United States and Canada. The Company grants its retailers seasonal credit terms as well as extends credit on an interest-bearing basis. For the years ended December 31, 1994 and 1993, accounts receivable were substantially comprised of balances due from retailers.

  (d) Inventories: Substantially all inventory is computed on a first-in, first-out basis and are valued at lower of cost or market.

  (e) Property, Plant and Equipment: Depreciation is calculated on the straight-line method over the estimated useful lives of the various classes of assets. Leasehold improvements are, if such period is shorter, amortized over the life of the lease. Asset lives range from 2 to 12 years for machinery, equipment, and furniture and fixtures and from 15 to 40 years for buildings and improvements.

  (f) Income Taxes: The Company is included in Loews consolidated tax return. Under the tax allocation agreement, the Company is required to provide a current tax provision calculated on a stand-alone basis. The Company's ability to carry forward tax losses or credits to offset future years' income or tax is subject to restrictions of the Internal Revenue Service. No provision is required for undistributed earnings of subsidiaries, since substantially all of these earnings may be remitted to the Company with little or no tax becoming payable.

  (g) Net Income (Loss) Per Share and Shareholders' Equity: Net income (loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods (4,599,000 for each of the three years ended December 31, 1994).

 In addition to its common stock, the Company has authorized 500,000 shares of preferred stock.

  (h) Foreign Currency Adjustment: The effect of changes in exchange rates in translating foreign currency financial statements is accumulated in a separate component of shareholders' equity.

  (i) Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The carrying amount of receivables and long-term debt other than from affiliate, approximates fair value. The Company does not maintain any significant banking relationships apart from Loews. A discount rate therefore, commensurate with the credit, interest rate and prepayment risks involved, which could be used to estimate fair value of the affiliate receivable and payable cannot be practicably determined. Therefore, management is not able to estimate the fair value of the affiliate receivable and payable.

  (j) Forward Exchange Contracts: In connection with purchases of inventory, the Company has entered into forward exchange contracts in order to hedge its exposure to fluctuations in foreign currency exchange rates. These agreements generally involve the exchange of one currency for a second currency at some future date. Counterparties to these agreements are major international financial institutions. As of December 31, 1993, the U.S. dollar equivalent of foreign currency contracts approximated $3,000,000. These agreements matured through June 30, 1994. As of December 31, 1994, there were no foreign currency contracts outstanding.

  (k) Reclassifications: Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1994.

Note 2. Discontinued Operations:

  On October 4, 1994, the Company executed a letter of intent, subject to certain conditions, to sell its industrial and defense manufacturing business, Bulova Technologies, Inc. ("BTI"). On January 17, 1995, BTI was sold for $20,810,000 in cash. The sale results in a pre-tax and after-tax gain of approximately $558,000 and $363,000, respectively, to be recorded in the first quarter of 1995. The Company applied $18,000,000 of the consideration received to the repayment of the entire debt to affiliate.

  The operating results of BTI have been reported separately as discontinued operations in the Consolidated Financial Statements. Accordingly, prior year amounts have been restated.

  Summarized financial information of BTI is as follows:

                                              Years Ended December 31,
                                    -------------------------------------------
                                         1994            1993           1992
                                    -------------------------------------------

Net sales .......................   $ 52,600,000    $ 52,421,000   $ 82,778,000
Cost of sales ...................    (45,117,000)    (44,359,000)   (63,987,000)
Selling, general and
 administrative .................     (5,849,000)     (5,920,000)    (7,395,000)
Interest expense ................     (1,177,000)     (1,285,000)    (2,404,000)
                                    -------------------------------------------
Income before income taxes ......        457,000         857,000      8,992,000
Income taxes ....................       (155,000)       (254,000)    (2,857,000)
                                    -------------------------------------------
Income from discontinued
  operations ....................   $    302,000    $    603,000   $  6,135,000
                                    ===========================================


                                                          December 31,
                                                    -------------------------
                                                        1994          1993
                                                    -------------------------

Cash ...........................................    $   428,000   $   241,000
Accounts receivable ............................      6,699,000     6,942,000
Inventories ....................................     16,246,000    11,831,000
Property, plant and equipment-net ..............      7,834,000     8,395,000
Other assets ...................................        623,000       612,000
                                                    -------------------------
   Total assets ................................     31,830,000    28,021,000
                                                    -------------------------
Current installment of long-term debt ..........        408,000       616,000
Accounts payable ...............................      3,761,000     3,579,000
Accrued expenses ...............................      3,501,000     3,616,000
Long-term debt .................................      2,288,000     2,666,000
Other long-term liabilities ....................      1,790,000     2,099,000
                                                    -------------------------
   Total liabilities ...........................     11,748,000    12,576,000
                                                    -------------------------
   Net assets of discontinued operations .......    $20,082,000   $15,445,000
                                                    =========================

  During 1994, 1993 and 1992, the Company settled defense contract claims with the U.S. government for approximately $2,370,000, $1,950,000 and $19,500,000, respectively, which amounts are included in net sales in the table above. The net effect of the claims settlement increased earnings for this segment by $2,370,000, $1,950,000 and $17,100,000 for the years ended December 31, 1994,
1993 and 1992, respectively. In 1992, as a direct result of the contract claims settlement and the Company's intention not to pursue additional sales and production of units under this contract, approximately $2,400,000 of parts inventory and equipment related to production of units under this contract were written off.

  The Company received notice from a customer, in 1992, of its industrial and defense products segment regarding an allegedly defective product delivered prior to 1992. The Company provided a reserve of approximately $1,500,000 in relation to this claim, which was included as a charge to cost of sales for the year ended December 31, 1992. During the second quarter of 1993, this matter was settled and the Company accrued an additional $500,000. As of December 31, 1994, the Company has satisfied all outstanding obligations related to this claim.

Note 3. Related Parties:

  In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans, from time to time, in amounts aggregating up to $50,000,000 with interest at 10% per annum. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the Company and Loews. It currently expires June 30, 1996. In January 1995, the balance was paid in full with the proceeds from the sale of BTI (see Note 2).

  Loews has provided administrative services for which the Company has paid $1,200,000 for the year ended December 31, 1994 and $1,000,000 for each of the years ended December 31, 1993 and 1992. In 1994, 1993 and 1992, the Company allocated $800,000 of these administrative charges to BTI. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing administrative services to the Company. If the Company incurred these costs on a stand-alone basis, it believes the costs incurred could aggregate between $1,200,000 and $1,500,000.

Note 4. Asset Dispositions:

  The Company consummated the sale of a former defense manufacturing facility in the second quarter of 1993. In the third quarter of 1993 the Company sold its former Hong Kong office. These transactions resulted in pre-tax and after-tax gains of approximately $3,154,000 and $2,050,000, respectively, for the year ended December 31, 1993.

Note 5. Accounts Receivable:

                                                             December 31,
                                                   ----------------------------
                                                         1994           1993
                                                   ----------------------------
Trade accounts and notes receivable ............     $45,311,000    $40,103,000
Other, including $8,126,000 due from affiliate
 (Note 7) ......................................       9,420,000     10,583,000
                                                   ----------------------------
                                                      54,731,000     50,686,000
Less allowance for doubtful receivables and
 cash discounts ................................       3,477,000      2,954,000
                                                   ----------------------------
  Receivables-net ..............................     $51,254,000    $47,732,000
                                                   ============================

Note 6. Inventories:

                                                            December 31,
                                                   ----------------------------
                                                        1994            1993
                                                   ----------------------------
Watches and clocks .............................    $32,924,000     $37,630,000
Jewelry ........................................        430,000         420,000
Precious metals ................................        450,000         311,000
Other ..........................................      1,946,000       1,917,000
                                                   ----------------------------
                                                    $35,750,000     $40,278,000
                                                   ============================

Note 7. Income Taxes:

  The Company and Loews have a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns, which include the Company and its subsidiaries. Under the agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in the return, or (ii) pay to Loews an amount, if any, equal to federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. Under this agreement, the federal income tax (benefit) expense to be paid or received by the Company for the years ended December 31, 1994, 1993 and 1992 amounted to $(74,000), $(2,451,000) and
$3,287,000, respectively. Pursuant to this agreement, there was $2,039,000 payable to Loews as of December 31, 1994. This agreement may be cancelled by the Company or Loews upon thirty days written notice.

  In 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which, among other things, required a change from the deferred method to the liability method of accounting for income taxes and allows recognition of deferred tax assets based on the likelihood of realization of a tax benefit in future years. The cumulative effect as of January 1, 1992 of adopting this change resulted in the Company recognizing a benefit of $7,585,000, or $1.65 per share, primarily representing deferred tax assets which will be realized in the Loews consolidated tax return.

  Income before income taxes and income taxes (benefits) consisted of the following for continuing operations:

                                              Years Ended December 31,
                                    -------------------------------------------
                                         1994           1993            1992
                                    -------------------------------------------
Income (loss) before income
 taxes:
   Domestic......................      $ 382,000    $ 1,075,000     $(3,771,000)
   Foreign.......................        401,000        633,000         578,000
                                    -------------------------------------------
    Total........................      $ 783,000    $ 1,708,000     $(3,193,000)
                                    ===========================================
Income tax (expense) benefits:
    Federal:
      Current....................      $ 289,000    $   693,000     $  (724,000)
      Deferred...................       (116,000)       (18,000)      2,814,000
    State and local-current......        (65,000)      (132,000)       (231,000)
    Foreign:
      Current....................       (310,000)      (370,000)       (222,000)
      Deferred...................        (49,000)        30,000         214,000
                                    -------------------------------------------
                                       $(251,000)   $   203,000     $ 1,851,000
                                    ===========================================

  The Omnibus Budget Reconciliation Act of 1993, enacted in August 1993, among other things, increased the corporate tax rate from 34% to 35%, effective January 1, 1993. In accordance with SFAS No. 109, net deferred tax assets were adjusted for the effect of the change in tax rates in the period enacted. As a result, the Company recorded a tax benefit in 1993 of $847,000 to increase its deferred tax assets.

  Deferred tax assets are as follows:

                                                            December 31,
                                                   ----------------------------
                                                        1994            1993
                                                   ----------------------------
Employee benefits...............................    $24,055,000     $23,128,000
Inventory.......................................      8,161,000       8,837,000
Accrued expenses................................      2,353,000       2,278,000
Accounts receivable.............................      1,261,000       1,034,000
Tax loss carryforward...........................        902,000       1,374,000
                                                   ----------------------------
                                                     36,732,000      36,651,000
Valuation allowance.............................     (9,984,000)     (9,864,000)
                                                   ----------------------------
                                                    $26,748,000     $26,787,000
                                                   ============================

  The valuation allowance relates to state and local temporary differences and loss carryforwards.

  Income taxes differ from that computed at the U.S. statutory rate for the following reasons:

                                              Years Ended December 31,
                                    -------------------------------------------
                                        1994          1993              1992
                                    -------------------------------------------

Income taxes computed at
 statutory rate..................     $ 274,000     $ 598,000      $ (1,086,000)
(Decrease) increase in taxes
 resulting from:
  Tax rate change ...............                    (847,000)
  State and local taxes, net
   of federal benefit ...........        42,000        86,000           152,000
  Foreign taxes, net of foreign
   tax credit ...................       (38,000)       35,000             9,000
  Benefit related to permanent
   differences ..................      (482,000)      (13,000)
  Benefit (expense) related to
   prior years' losses ..........       292,000       (25,000)         (143,000)
  Other .........................       163,000       (37,000)         (783,000)
                                    -------------------------------------------
   Income taxes (benefit) .......     $ 251,000     $(203,000)     $ (1,851,000)
                                    ===========================================

  Federal, foreign, state and local income tax (refunds) payments amounted to approximately $(2,314,000), $1,814,000 and $(597,000) for the years ended
December 31, 1994, 1993 and 1992, respectively.

  At December 31, 1994 the Company had state and local operating loss carryforwards of approximately $7,697,000 which expire between 1999 and 2002.

  Loews federal income tax returns have been examined through 1988 and settled through 1983, and the years 1989 and 1990 are currently under examination. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the consolidated balance sheet is believed to be adequate to cover any additional assessments which may be made by federal, state and local tax authorities and should not have a material effect on the financial position and results of operations of the Company. As of December 31, 1994, the Company has recorded an $8,126,000 receivable related to the audited adjustments of the examination of Loews tax returns for 1984 through 1988. Upon final determination of these audits, the receivable from Loews as adjusted will be collected, together with accrued interest.

  The Company's Canadian tax returns for the years 1984 through 1992 are currently under examination. The Company is contesting significant assessments with respect to these examinations. In the opinion of the Company, the additional tax and interest, if any, resulting from these assessments should not have a material effect on its consolidated financial position or results of operations.

Note 8. Retirement Plans:

  Pension Plans: The Company maintains non-contributory pension plans for all of its employees in the United States. Separate retirement plans are maintained by the Company's foreign subsidiary, which are not material.

  Pension cost of the U.S. plans includes the following components:

                                               Years Ended December 31,
                                    -------------------------------------------
                                         1994            1993           1992
                                    -------------------------------------------
Service cost-benefits
 earned .........................    $   740,000     $   657,000     $  615,000
Interest cost ...................      1,652,000       1,609,000      1,504,000
Return on assets-actual .........        424,000      (1,029,000)      (829,000)
Net amortization and deferrals ..     (1,764,000)       (489,000)      (689,000)
                                    -------------------------------------------
    Net pension cost ............    $ 1,052,000     $   748,000     $  601,000
                                    ===========================================

  The status of the underfunded U.S. plans were as follows:
                                                            December 31,
                                                   ----------------------------
                                                        1994            1993
                                                   ----------------------------

 Actuarial present value of
  benefit obligations:
   Accumulated benefit obligation..............     $18,590,000     $20,021,000
                                                    ============================
   Accumulated vested benefit obligation ......     $18,031,000     $19,100,000
                                                    ============================

Projected benefit obligation ..................     $20,684,000     $22,883,000
Plan assets at fair value .....................      14,194,000      13,928,000
                                                   ----------------------------
Projected benefit obligation over plan assets .       6,490,000       8,955,000
Unrecognized net asset at January 1 ...........       2,870,000       3,349,000
Unrecognized net loss .........................      (3,165,000)     (5,245,000)
Unrecognized prior service cost ...............         (45,000)        (67,000)
                                                   ----------------------------
  Accrued pension cost ........................     $ 6,150,000     $ 6,992,000
                                                   ============================


  The rates used in the actuarial assumptions were:
                                               Years Ended December 31,
                                    -------------------------------------------
                                         1994           1993            1992
                                    -------------------------------------------
Discount rate ....................      8.75%          7.50%           8.50%
Rate of compensation increase ....      6.25%          5.75%           5.50%
Expected long-term rate of return
 on assets .......................      7.50%          8.50%           9.00%

  The Company's funding policy is to make contributions in accordance with applicable governmental requirements. The assets of the plans are invested primarily in interest-bearing obligations. Benefits are determined based on compensation during each year of credited service.

  Other Postretirement Benefit Plans: The Company maintains postretirement health care plans covering eligible employees and retirees. Participants generally become eligible upon retirement at age 55 and 10 years of service or upon completion of 20 years of service. Another plan covers certain employees who had accumulated 10 years of service and were age 55 or who had 20 years of service as of October 1, 1987. The benefits provided by the Company are basically health, and for certain retirees, life insurance type benefits.

  Effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This new standard required accrual of an employer's obligation for postretirement benefits including medical and life-insurance coverage, during the active service period of the employee. The Company elected immediate recognition of the transition obligation of $38,740,000. The cumulative effect of this change, net of income taxes of $13,173,000, was to reduce income by $25,567,000, or $5.56 per share.

  The rates used in the actuarial assumptions were:

                                                            December 31,
                                                   ----------------------------
                                                        1994             1993
                                                   -----------------------------
Net periodic postretirement benefit cost........        7.50%            8.50%
Accumulated postretirement benefit liability....        8.75%            7.50%



  The following table sets forth the postretirement plan's status:

                                                            December 31,
                                                   ----------------------------
                                                        1994            1993
                                                   ----------------------------
Accumulated postretirement benefit obligation:
  Retirees .....................................    $22,887,000     $27,302,000
  Fully eligible active plan participants ......      4,214,000       6,237,000
  Other active plan participants ...............      2,950,000       4,405,000
                                                   ----------------------------
                                                     30,051,000      37,944,000
  Unrecognized prior service cost ..............         91,000
  Unrecognized net gain ........................     14,339,000       4,351,000
                                                   ----------------------------
   Accrued postretirement benefit liability ....    $44,481,000     $42,295,000
                                                   =============================

Postretirement benefit cost includes the following components:
                                                Years Ended December 31,
                                     -------------------------------------------
                                           1994          1993            1992
                                     -------------------------------------------
Service costs ..................       $  562,000     $  652,000      $  601,000
Interest costs .................        2,595,000      3,179,000       3,042,000
                                     -------------------------------------------
  Net periodic postretirement
   benefit cost ................       $3,157,000     $3,831,000      $3,643,000
                                     ===========================================

  For measurement purposes, a trend rate of 13.5% pre-65 and 10.5% post-65, for covered costs was used. These trend rates are expected to decrease gradually to 8.25% at 0.5% per annum. An increase of one percentage point in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $2,378,000 and the net periodic postretirement benefit cost by approximately $340,000.

Note 9. Foreign Operations:

  Foreign currency items included in the Consolidated Financial Statements are as follows:

                                                             December 31,
                                                    ----------------------------
                                                         1994           1993
                                                    ----------------------------
Current assets .................................      $11,329,000    $12,044,000
Non-current assets .............................          233,000        311,000
Current liabilities ............................        2,420,000      3,403,000
Non-current liabilities ........................                         163,000
Retained earnings ..............................        6,568,000      6,215,000
Investment in foreign subsidiaries, at cost ....        2,574,000      2,574,000


                                                Years Ended December 31,
                                    -------------------------------------------
                                          1994          1993           1992
                                    -------------------------------------------
Sales ...........................     $11,859,000   $13,604,000    $13,909,000
Net income ......................         401,000       633,000        578,000

Note 10. Quarterly Financial Data (Unaudited):

                     1994 Quarters Ended             1993 Quarters Ended
               -----------------------------------------------------------------
               Dec. 31 Sept. 30 June 30 Mar. 31 Dec. 31 Sept. 30 June 30 Mar. 31
               -----------------------------------------------------------------
                             (In thousands, except per share data)

Total revenues..$30,727 $27,220  $21,012 $21,087 $26,530 $28,714 $22,270 $23,789
Cost of sales... 17,553  16,219   13,037  12,458  16,615  17,364  12,402  14,898
Income (loss)
 from continuing
 operations ....    732      81     (469)    188      (3)  1,350     499      65
Per share ......    .16     .02     (.11)    .04             .29     .11     .01
Income (loss)
 from
discontinued
 operations ....     76     (30)     565    (309)    794     209    (477)     77
Per share ......    .02    (.01)     .13    (.07)    .17     .04    (.10)    .02
Net income
 (loss).........    808      51       96    (121)    791   1,559      22     142
Per share.......    .18     .01      .02    (.03)    .17     .33     .01     .03

  In the fourth quarter of 1994, the Company increased its estimated legal and settlement costs by $811,000 (see Note 13). In addition, the Company recorded a favorable foreign currency adjustment of $1,472,000 related to the shut-down of its European facilities, included in other income.

  There were no significant adjustments in the fourth quarter of 1993.

Note 11. Business Segment Information:

  The Company is engaged principally in the sale of watches and clocks. The following table sets forth, for the periods indicated, identifiable assets and certain operating information.

                                              Years Ended December 31,
                                    -------------------------------------------
                                         1994            1993          1992
                                    -------------------------------------------

Geographic Area Information:
Net Sales:
  Unaffiliated customers:
    United States ..............    $ 81,865,000    $ 80,276,000  $ 80,579,000
    Canada .....................      11,859,000      13,604,000    13,909,000
    Europe .....................                          14,000       146,000
                                    ------------------------------------------
                                    $ 93,724,000    $ 93,894,000  $ 94,634,000
                                    ==========================================

  Inter-area sales to affiliates
    (a):
    United States ..............    $  1,901,000    $  2,658,000  $  2,505,000
    Europe .....................         738,000         741,000       924,000
                                    ------------------------------------------
                                    $  2,639,000    $  3,399,000  $  3,429,000
                                    ==========================================
Income (loss) contribution (b):
  United States ................    $    796,000    $  2,434,000  $ (2,017,000)
  Canada .......................       1,126,000       1,102,000       976,000
  Europe .......................         (21,000)         20,000      (113,000)
                                    ------------------------------------------
                                    $  1,901,000    $  3,556,000  $ (1,154,000)
                                    ==========================================

Identifiable assets:
  United states ................    $139,473,000    $137,510,000  $152,577,000
  Canada .......................      11,562,000      11,906,000    12,437,000
  Europe .......................                         449,000       475,000
                                    ------------------------------------------
                                    $151,035,000    $149,865,000  $165,489,000
                                    ==========================================


  (a) Inter-area sales to affiliates are reflected at the cost of the manufacturing location plus a margin. The amount of export sales from the United
States to unaffiliated customers is not material.

  (b) Consists of income (loss) from continuing operations before interest expense, corporate expenses and income taxes.


Note 12. Leases:

  The Company leases certain of its warehouse and office facilities. Other leases cover machinery and equipment. Net book value of assets held under capital leases, included in property, plant and equipment, amounted to $4,567,000 and $4,644,000 (net of accumulated amortization of $758,000 and $681,000) for the years ended December 31, 1994 and 1993, respectively.

  The following is a schedule of future minimum lease payments under capital and operating leases for the five years ending December 31, 1999, together with the present value of net minimum lease payments of capital leases at December 31, 1994:

                                                           Minimum Rentals
                                                   ----------------------------
                                                       Capital       Operating
                                                       Leases         Leases
                                                   ----------------------------

Years Ending December 31,
1995 ...........................................   $  422,000       $  440,000
1996 ...........................................      204,000          475,000
1997 ...........................................                       382,000
1998 ...........................................                       362,000
1999 ...........................................                       377,000
                                                   ---------------------------
  Total minimum lease payments .................      626,000       $2,036,000
                                                                    ==========
Less amount representing interest ..............       26,000
                                                   ----------
Present value of net minimum lease payments ....   $  600,000
                                                   ==========


Note 13. Contingencies and Litigation:

  (a) During 1991 the Company settled a lawsuit commenced by the owner of property formerly owned by the Company which sought damages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for alleged environmental contamination at the property. Under the settlement agreement the Company assumed responsibility for the clean-up of the property and agreed to pay to the owner $50,000 per year until the clean-up is completed. Based on the information available at that time, the Company provided $1,000,000 for estimated clean-up costs. During the fourth quarter of 1992 the Company became aware of additional facts and provided an additional $250,000. On September 14, 1994 the Company received revised cost estimates associated with the environmental clean-up, based upon this information, in the third quarter of 1994, the Company accrued an additional $484,000 to provide for the minimum level of clean-up expense to be required.

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

  The estimated environmental liability recognized in the Company's financial statements to date of $2,334,000 represents the minimum of the Company's estimated range in equally likely outcomes; the upper limit of that range is approximately $2,834,000.

  (b) Executive Life - In April 1991 Executive Life Insurance Company ("Executive Life"), the insurance company that issued annuity policies to the Company's retirees was placed in conservatorship under the laws of California, the state in which Executive Life is domiciled. The Company, since April 1991, has been making up any shortfall which resulted from such conservatorship to those retirees who were not receiving their full retirement payment from Executive Life.

  In July 1993, Executive Life, based in part on an agreement with the National Organization of Life and Health Guaranty Associations ("NOLHGA"), reimbursed the Company approximately $1,380,000 in respect of amounts paid by the Company to its retirees to make up the shortfall prior to the commencement of shortfall payments under an Interim Agreement in April 1992. The Company expects reimbursement for an additional $213,000 in respect of payments made during this period. This amount is included in other receivables.

  In September 1993 the Superior Court of the State of California approved a revised plan of rehabilitation (the "Revised Plan") for Executive Life. Although approval of the Revised Plan has been appealed, appellate courts have denied requests to stay the implementation of the Revised Plan. Under the Revised
Plan, (i) Aurora National Life Assurance Company ("Aurora") has assumed the obligations of Executive Life under annuity policies for those Company retirees who elect to participate in the Revised Plan, but at a reduced rate, which the Company understands is expected to average approximately 78%; and (ii) NOLHGA, on behalf of participating state life and health insurance guaranty associations, has agreed to pay the balance of the original Executive Life annuity obligation with respect to substantially all of the participating retirees. The Company, in the fourth quarter of 1992, agreed to make up any remaining shortfall ("Remaining Shortfall") with respect to any participating retiree who does not receive his or her full entitlement from Aurora and NOLHGA.

  In December 1993 the Company entered into an agreement with the Department of Labor in which the Department of Labor acknowledged the termination of its investigation concerning the purchase of the Executive Life annuity. In that agreement, the Company agreed, subject to the approval of the Internal Revenue Service, to amend its retirement plan to include payment of any Remaining Shortfall contemplated under the Revised Plan and further agreed that should Aurora or NOLHGA fail to pay any amount required to be paid by them under the Revised Plan, the Company would cause such payment to be made.

  The Company provided $709,000 in relation to the liability concerning payment of the Remaining Shortfall under the Revised Plan during the year ended December 31, 1992. This liability is subject to adjustment as the Revised Plan is fully implemented.

  In November 1994 the Company submitted claims, under the Revised Plan, to Aurora for reimbursement of payments made by the Company to Bulova retirees during the period of March 1, 1993 through September 30, 1993. The Company expects reimbursement for an additional $140,000 for payments made during this period. This amount is included in other receivables.

  (c) The Company has provided $811,000 in the fourth quarter of 1994 and $750,000 during 1992 to cover the estimated legal and or settlement costs related to various lawsuits, disputes with third parties, investigations and pending actions against the Company. The liability represents the estimate made by the Company for which it believes it is probable that a liability exists or a settlement will be negotiated.

  It is not possible to predict the outcome of pending litigation; however, on the basis of the facts presently known to it, management does not believe the actions pending will have a material adverse effect on the financial condition or results of operations of the Company. Should additional facts arise in the future indicating a probable adverse determination of any such actions, such ultimate determination might have a material adverse effect upon the Company's financial condition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                  PART III


Item 10.  Directors and Executive Officers of the Registrant.

  (a) Directors.

                                     Principal Occupations           Director of
                                     During Past Five Years          the Company
        Name           Age          and Other Directorships             Since
--------------------------------------------------------------------------------
Harry B. Henshel ....  76   Chairman of the Board of the Company.       1958
Herbert C. Hofmann ..  52   President and Chief Executive Officer       1979
                             of the Company. Mr. Hofmann also serves
                             as Senior Vice President of Loews where,
                             among other things, he is responsible
                             for Loews's Management Information
                             Systems and purchasing operations.
Andrew H. Tisch .....  45   Chairman of the Board and Chief Executive   1979
                             Officer of Lorillard Tobacco Company.
                             Mr. Tisch is also a director of Loews
                             and Gordon Jewelry Corp. Mr. Tisch served
                             as President and Chief Executive Officer
                             of the Company from October 1979 to
                             August 1989.
Laurence A. Tisch ...  72   Co-Chairman of the Board and Co-Chief       1979
                             Executive Officer of Loews. Mr. Tisch
                             is also a director of CNA Financial
                             Corporation ("CNA")(84% owned subsidiary
                             of Loews), Automatic Data Processing,
                             Inc., Petrie Stores Corporation,
                             Chairman of the Board, President and
                             Chief Executive Officer of CBS Inc.
                             ("CBS").
Preston R. Tisch ....  68   Co-Chairman of the Board and Co-Chief       1988
                             Executive Officer of Loews. Mr. Tisch
                             is also a director of Loews, CNA, CBS,
                             Hasbro Inc. and Rite Aid Corporation.

  Messrs. Laurence A. Tisch and Preston R. Tisch are brothers and
Mr. Andrew H. Tisch is the son of Mr. Laurence A. Tisch. There are no other family relationships among any of the Company's directors.

  Each director serves until the annual meeting of shareholders next succeeding his election and until his successor shall have been duly elected and qualified.

  (b) Executive Officers.

                                                                    First Became
         Name             Position and Offices Held          Age     an Officer
--------------------------------------------------------------------------------
Thomas P. Hickerson .... Vice President and Controller       53         1983
Herbert C. Hofmann ..... President and Chief Executive       52         1985
                          Officer
Warren J. Neitzel....... General Counsel and Corporate       44         1993
                          Secretary
Paul S. Sayegh ......... Chief Operating Officer             51         1979

  There are no family relationships among the above. Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors. All officers of the Company have been engaged actively and continuously in the business of the Company and its subsidiaries for more than the past five years.

  Prior to his appointment as General Counsel and Corporate Secretary, Mr. Neitzel served as Senior Counsel for the Company's former defense subsidiary since 1980.

  A report under Section 16 of the Securities Exchange Act of 1934, as amended, was not filed in a timely manner by each of Mr. Hickerson, Mr. Neitzel and Mr. Sayegh in relation to their election as officers of the Company.

Item 11. Executive Compensation.

  The following table sets forth information for the years indicated regarding the compensation of the chief executive officer and each of the other four most highly compensated executive officers of the Company as of December 31, 1994, for services in all capacities to the Company.

                           Summary Compensation Table

          Name and Principal Position            Year         Salary       Bonus
--------------------------------------------------------------------------------

Herbert C. Hofmann                               1994       $   -       $    -
 President and Chief Executive Officer (a)       1993           -            -
                                                 1992           -            -

Paul S. Sayegh                                   1994        212,000         -
 Chief Operating Officer                         1993        200,000         -
                                                 1992        185,000         -

Thomas P. Hickerson                              1994        114,000         -
 Vice President and Controller                   1993        110,700         -
                                                 1992        114,596         -

James S. Waterwash                               1994        199,000         -
 Vice President                                  1993        193,325         -
                                                 1992        185,000       4,679

Warren J. Neitzel                                1994        112,000         -
 General Counsel and Corporate Secretary         1993        104,108         -
                                                 1992        100,799         -
-------------
 (a) Mr. Hofmann is compensated by Loews. Included in the charges to the Company under a Service Agreement, as discussed in Item 13 below, was $200,000 for Mr.
Hofmann's services in 1994. Loews did not charge the Company for Mr. Hofmann's services prior to 1994.


  Information with respect to certain non-cash compensation made available to the Company's executive officers in 1994 has not been included because the incremental costs thereof to the Company was below the Securities and Exchange Commission's required disclosure threshold.

(b) Compensation Pursuant to Plans.

  The Company provides a non-contributory retirement plan (the "Plan") for all employees, except for those covered by Loews's benefit plans, which Plan provides pensions upon retirement at one and one-half per cent of the employee's annual compensation during each year of credited service after December 31, 1976, plus one and one-half per cent of annual compensation for the year 1976 multiplied by the number of years of credited service rendered prior to January 1, 1977. Compensation under the Plan includes all compensation as an employee included in the table above. Pension benefits are not subject to reduction for Social Security benefits or other amounts. The following table shows estimated annual benefits payable upon retirement under the Plan for various amounts of average compensation and years of credited service, based upon retirement in 1994 and a straight life annuity form of pension. Other forms of pension payments are also available under the Plan. Pension benefits may be limited by the Internal Revenue Code.

                                  Estimated Annual Pension for Representative
      Remuneration                          Years of Credited Service
      ------------              -----------------------------------------------
                                   15        20        25        30        35
                                   --        --        --        --        --
$ 50,000.................       $11,250   $15,000   $18,750  $ 22,500  $ 26,250
  75,000.................        16,875    22,500    28,125    33,750    39,375
 100,000.................        22,500    30,000    37,500    45,000    52,500
 125,000.................        28,125    37,500    46,875    56,250    65,625
 150,000.................        33,750    45,000    56,250    67,500    78,750
 175,000.................        39,375    52,500    65,625    78,750    91,875
 200,000.................        45,000    60,000    75,000    90,000   105,000
 225,000.................        50,625    67,500    84,375   101,250   118,125


  The years of credited service and the estimated annual retirement benefit payable at normal retirement age for the following officers are as follows:
                                                               Estimated Annual
      Name                      Years                         Retirement Benefit
      ----                      -----                         ------------------
Thomas P. Hickerson               20                                $39,585
Herbert C. Hofmann*
Warren J. Neitzel                 14                                 48,072
Paul S. Sayegh*

*Not covered under the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  (a) Security Ownership of Certain Beneficial Owners.

  The only person known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's voting securities is Loews, which owns beneficially 4,449,859 shares of the outstanding Common Stock of Registrant as of February 24, 1995 constituting approximately 97% of the total shares of Common Stock outstanding. Loews's principal executive offices are located at 667 Madison Avenue, New York, New York 10021-8087. For information with respect to the principal holders of the outstanding voting securities of Loews, see Item 12
(b) below.

  (b) Security Ownership of Management.

  The following table sets forth certain information, as of February 28, 1995, with respect to the shares of Registrant's Common Stock and shares of Loews Common Stock beneficially owned by each of the directors of the Company and executive officers named above and by all directors and executive officers of the Company as a group:

                                                          Shares of
  Name of Individual       Shares of                        Loews
     or Number of         Common Stock     Percent of      Common     Percent of
   Persons in Group           (1)            Class         Stock(1)     Class
--------------------------------------------------------------------------------

Harry B. Henshel......       100               *
Thomas P. Hickerson...
Herbert C. Hofmann....                                        400(2)        *
Warren J. Neitzel.....
Paul S. Sayegh........
Andrew H. Tisch.......                                      1,000(3)        *
Laurence A. Tisch.....                                  9,449,956        16.0%
Preston R. Tisch......                                  9,449,956        16.0%
James S. Waterwash....
All directors and
 executive officers as
 a group .............       100               *       18,901,312        32.1%

* Represents less than 1% of the outstanding shares of stock.

  (1)Except as otherwise indicated, the persons listed as beneficial owners of shares of stock have sole voting and investment power with respect to such shares.

  (2)Does not include 375 shares of Loews Common Stock owned by Mr. Hofmann's children as to which he disclaims any beneficial interest.

  (3)In addition, 186 shares of Loews Common Stock are owned by Mr. Tisch's son, as to which Mr. Tisch disclaims any beneficial interest and 30,000 shares of Loews Common Stock are held by a charitable foundation as to which Mr. Tisch has shared voting and investment power.

Item 13. Certain Relationships and Related Transactions.

  The Company and Loews have entered into a credit agreement (the "Credit Agreement") providing for unsecured loans by Loews, from time to time, in amounts aggregating up to $50,000,000, bearing interest at the rate of 10% per annum currently expiring on June 30, 1996. The largest amount of indebtedness outstanding under the Credit Agreement during 1994 was $20,000,000. As noted above, the Company used a portion of its proceeds from the disposition of BTI to settle the debt owed to Loews in January 1995. Interest on the notes for the year ended December 31, 1994 amounted to $1,422,000 which was paid during the year.

  The Company and Loews have entered into a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns which include the Company and its subsidiaries. Under this agreement, the Company will
(i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in Loews's consolidated federal income tax return or (ii) pay to Loews an amount, if any, equal to the federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. This agreement may be cancelled by the Company or Loews upon thirty days written notice. Pursuant to this agreement, $2,039,000 was payable to Loews for the year ended December 31, 1994. In addition, the Company has recorded an $8,126,000 receivable from Loews related to the audited adjustments of the examination of Loews tax returns for 1984 through 1988. Upon final determination of these audits, the receivable from Loews as adjusted will be collected, together with accrued interest.

  The Company and Loews have entered into a services agreement pursuant to which Loews provides to the Company various administrative services, including among other things, data processing, purchasing, accounts payable, printing services, tax return preparation and cash management services. Pursuant to this agreement, each party reimburses the other in an amount not to exceed the allocated cost of the services provided. The Company and Loews paid $1,200,000 and $122,000, respectively, for services provided during 1994. Although the Company cannot practicably estimate the administrative costs which it would incur on a stand-alone basis, it believes that had the agreement with Loews for administrative services not been in place during 1994, the Company could have incurred costs aggregating between $1,200,000 and $1,500,000. In addition, the Company has reimbursed to Loews approximately $734,000 in salaries and related employee benefits for 1994 for employees of Loews on loan to the Company.

  The Company participates in blanket insurance policies, primarily relating to property and casualty and general liability insurance, maintained by Loews which cover properties and facilities of Loews and certain of its subsidiaries, including the Company. The Company reimbursed to Loews approximately $462,000 for premiums paid with respect to 1994.

  Certain of the Company's employee health and life insurance benefits are provided by an insurance subsidiary of CNA. Premiums and fees for such insurance amounted to approximately $348,000 for 1994.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) 1. The financial statements appear above under Item 8. The following additional financial data should be read in conjunction with those financial statements. Schedules not included with these additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes to consolidated financial statements.

                                                                           Page
                                                                          Number
                                                                          ------

      2. Financial statement schedules:
Independent Auditors' Report......................................          32
Bulova Corporation and Subsidiaries:
  Schedule II-Valuation and Qualifying Accounts...................          33

  3. Exhibits:                                                           Exhibit
                                Description                               Number
                                -----------                              -------
(3)  Articles of Incorporation and By-Laws

     Restated Certificate of Incorporation, dated May 25, 1964, and filed on August 4, 1964 as Exhibit 3(a) to Amendment No. 2 to
     Registrant's Registration Statement on Form S-1 (Reg. No. 2-22576),
     incorporated herein by reference. Copies of amendments thereto, dated July 26, 1966, April 22, 1969 and July 2, 1969, incorporated herein by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1980. Copy of
     Certificate of Change thereto, dated November 25, 1985,
     incorporated herein by reference to Exhibit 3(a) of Registrant's
     Annual Report on Form 10-K for the year ended December 31, 1985.
     Copy of Certificate of Change thereto, dated July 14, 1987, incorporated herein by reference to Exhibit 3(a) of Registrant's
     Annual Report on Form 10-K for the year ended December 31, 1987.
     Copy of Certificate of Amendment thereto, dated June 16, 1988, incorporated herein by reference to Exhibit 3(a) of Registrant's
     Annual Report on Form 10-K for the year ended December 31, 1988 ...    3(a)

     By-laws currently in effect and incorporated herein by reference to Exhibit 3(b) of Registrant's Annual Report on Form 10-K for
     the year ended December 31, 1984 ..................................    3(b)

(4)  Instruments Defining the Rights of Security Holders, Including
     Indentures

     Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to certain long-term debt which have not been filed as an exhibit to this report, pursuant to
     Item 601 (b)(4)(iii) of Regulation S-K.

(10) Material Contracts

     Merger Agreement entered into on January 17, 1995, by Bulova
     Technologies, Inc., a New York corporation ("BTI"), BTI
     Acquisition Corporation, a Delaware corporation, and Bulova
     Corporation, a New York corporation, the form of which was filed as part of Exhibit (2) to Registrant's Report on Form 8-K dated
     January 17, 1995, and incorporated herein by reference ............   10(a)

     Credit Agreement between Loews Corporation and Registrant dated as of September 19, 1979, the form of which was filed as part of
     Exhibit (2) of Item 9(a) of Registrant's Report on Form 10-Q for
     the quarter ended September 30, 1979, and incorporated herein by
     reference .........................................................   10(b)

     Federal Income Tax Allocation Agreement between Loews Corporation and Registrant dated as of March 12, 1980 and effective April
     1, 1979, incorporated herein by reference to Exhibit 10(b) of
     Registrant's Annual Report on Form 10-K for the year ended December
     31, 1987 ..........................................................   10(c)

     Corporate Services Agreement between Loews Corporation and
     Registrant dated as of January 1, 1987, incorporated herein by reference to Exhibit 10(c) of Registrant's Annual Report on
     Form 10-K for the year ended December 31, 1987 ....................   10(d)

(21) Subsidiaries of the Registrant

     List of subsidiaries of Registrant ................................   21*

(27) Financial Data Schedule ...........................................   27*

     *Filed herewith

 (b) Reports on Form 8-K:

     There were no reports on Form 8-K for the three months ended December 31, 1994.

                               SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BULOVA CORPORATION



Dated: March 27, 1995                         By         Paul S. Sayegh
                                                --------------------------------
                                               (Paul S. Sayegh, Chief Operating
                                                Officer and Principal Financial
                                                Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 27, 1995                         By       Herbert C. Hofmann
                                                --------------------------------
                                               (Herbert C. Hofmann, President,
                                                Chief Executive Officer and
                                                Director)


Dated: March 27, 1995                         By         Paul S. Sayegh
                                                --------------------------------
                                               (Paul S. Sayegh, Chief Operating
                                                Officer and Principal Financial
                                                Officer)


Dated: March 27, 1995                         By      Thomas P. Hickerson
                                                --------------------------------
                                               (Thomas P. Hickerson, Vice
                                                President and Controller,
                                                Principal Accounting Officer)


Dated: March 27, 1995                         By        Harry B. Henshel
                                                --------------------------------
                                                  (Harry B. Henshel, Director)


Dated: March 27, 1995                         By        Andrew H. Tisch
                                                --------------------------------
                                                  (Andrew H. Tisch, Director)


Dated: March 27, 1995                         By       Laurence A. Tisch
                                                -------------------------------
                                                 (Laurence A. Tisch, Director)


Dated: March 27, 1995                         By       Preston R. Tisch
                                                --------------------------------
                                                  (Preston R. Tisch, Director)

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Shareholders of Bulova Corporation:

  We have audited the accompanying consolidated balance sheets of Bulova
Corporation and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the index at
Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bulova Corporation and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Notes 7 and 8 to the consolidated financial statements, in 1992 the Company changed its methods of accounting for income taxes and postretirement benefits.



Deloitte & Touche LLP

New York, New York
February 15, 1995

                                                                    Schedule II


                        BULOVA CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts


        Column A                Column B      Column C    Column D    Column E
        --------                --------      --------    --------    --------
                                              Additions
                                Balance at    charged to              Balance at
                                beginning     costs and                 end of
        Description             of Period      expenses  Deductions     Period
        -----------            -------------------------------------------------

                                              Year Ended December 31, 1994

Allowance for doubtful
 accounts .....................   $2,563,000 $1,675,000 $1,216,000(a) $3,022,000
Allowance for cash discounts ..      391,000    902,000    838,000       455,000
                                  ----------------------------------------------
                                  $2,954,000 $2,577,000 $2,054,000    $3,477,000
                                  ==============================================
Allowance for loss on
 investment in unconsolidated
 subsidiary ...................   $  529,000                          $  529,000
                                  ==========                          ==========
                                              Year Ended December 31, 1993

Allowance for doubtful
 accounts .....................   $2,709,000 $1,946,000 $2,092,000(a) $2,563,000
Allowance for cash discounts ..      358,000  1,316,000  1,283,000       391,000
                                  ----------------------------------------------
                                  $3,067,000 $3,262,000 $3,375,000    $2,954,000
                                  ==============================================
Allowance for loss on
 investment in unconsolidated
 subsidiary ...................   $  529,000                          $  529,000
                                  ==========                          ==========
                                              Year Ended December 31, 1992

Allowance for doubtful
 accounts .....................   $2,312,000 $2,692,000 $2,295,000(a) $2,709,000
Allowance for cash discounts ..      285,000    985,000    912,000       358,000
                                  ----------------------------------------------
                                  $2,597,000 $3,677,000 $3,207,000    $3,067,000
                                  ==============================================
Allowance for loss on
 investment in unconsolidated
 subsidiary ...................   $  529,000                          $  529,000
                                  ==========                          ==========
-------------
(a) Includes doubtful accounts written off net of recoveries.

