Form 10-Q
period 1995-03-31
BULOVA CORP
filed 1995-05-12
CIK 15310

==============================================================================



                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

                                            OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

Commission file number 1-457
                       -----
                                   BULOVA CORPORATION
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           New York                                           11-1719409
- -------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. employer
 incorporation or organization)                            identification no.)

                     ONE BULOVA AVENUE, WOODSIDE,  N.Y. 11377-7874
                  ---------------------------------------------------
                  (Address of principal executive offices) (Zip Code)

                                    (718) 204-3300
                  ---------------------------------------------------
                  (Registrant's telephone number, including area code)

                                    NOT APPLICABLE
                  ---------------------------------------------------
                  (Former name, former address and former fiscal year,
                   if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to to such filing requirements for the past 90 days.


                           Yes     X                No
                                ---------              ---------

          Class                                  Outstanding at May 5, 1995
- ---------------------------                   --------------------------------
Common stock, $5 par value                             4,599,249 shares

================================================================================

                                   INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      March 31, 1995 and December 31, 1994  .......................       3

    Consolidated Condensed Statements of Operations-
      Three months ended March 31, 1995 and 1994  .................       4

    Consolidated Condensed Statements of Cash Flows-
      Three months ended March 31, 1995 and 1994  .................       5

    Notes to Consolidated Condensed Financial Statements ..........       6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ...........................       8

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  .......................      10

    Exhibit 27--Financial Data Schedule for the three months ended
       March 31, 1995  ............................................      12

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                               Bulova Corporation and Subsidiaries
                              Consolidated Condensed Balance Sheets
                                      (Amounts in thousands)

                                                                     March 31,      December 31,
                                                                       1995            1994
                                                                    ---------------------------
                                       Assets
                                       ------
Current assets:
  Cash .........................................................     $ 14,416          $  3,857
  Accounts and notes receivable-net ............................       42,375            51,254
  Inventories ..................................................       36,494            35,750
  Prepaid expenses .............................................          191               329
  Deferred income taxes ........................................        9,308            10,004
  Net assets of discontinued operations ........................                         20,082
                                                                    ---------------------------
      Total current assets .....................................      102,784           121,276
                                                                    ---------------------------
Property, plant and equipment-net ..............................       12,627            12,750
                                                                    ---------------------------
Other assets:
  Deferred income taxes ........................................       14,042            16,744
  Other ........................................................          354               265
                                                                    ---------------------------
      Total other assets .......................................       14,396            17,009
                                                                    ---------------------------
      Total assets .............................................     $129,807          $151,035
                                                                    ===========================
                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
  Current installments of long-term debt .......................     $    400          $    400
  Accounts payable .............................................        4,652             5,569
  Accrued expenses .............................................       10,870            11,753
  Accrued federal and foreign income taxes .....................          565             2,333
                                                                    ---------------------------
      Total current liabilities ................................       16,487            20,055
                                                                    ---------------------------
Long-term debt, less current installments ......................          200               200
                                                                    ---------------------------
Other liabilities and credits:
  Postretirement benefits payable ..............................       44,800            43,183
  Pension benefits payable .....................................        2,871             2,581
  Other ........................................................        2,077             3,086
                                                                    ---------------------------
      Total other liabilities and credits ......................       49,748            48,850
                                                                    ---------------------------
Debt to affiliate ..............................................                         19,000
                                                                    ---------------------------
Shareholders' equity ...........................................       63,372            62,930
                                                                    ---------------------------
      Total liabilities and shareholders' equity ...............     $129,807          $151,035
                                                                    ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.

                              Bulova Corporation and Subsidiaries
                         Consolidated Condensed Statements of Operations
                          (Amounts in thousands, except per share data)


                                                                        Three Months Ended
                                                                             March 31,
                                                                       1995              1994
                                                                     -------------------------
Revenues:
  Net Sales ....................................................     $22,855           $19,736
  Interest, royalties and other ................................       1,102             1,351
                                                                     -------------------------
      Total revenues ...........................................      23,957            21,087
                                                                     -------------------------

Expenses:
  Cost of sales ................................................      14,354            12,458
  Selling, general and administrative ..........................       9,396             8,220
  Interest:
    Affiliates .................................................          85                11
    Others .....................................................                            78
                                                                     -------------------------
      Total expenses ...........................................      23,835            20,767
                                                                     -------------------------

Income from continuing operations before income taxes ..........         122               320
Income tax expense .............................................         (57)             (132)
                                                                     -------------------------

Income from continuing operations ..............................          65               188

Discontinued operations:
  Gain on disposal of BTI (net of tax expense of $195) .........         363
  Loss from operations of BTI (net of tax benefit of $214) .....                          (309)
                                                                     -------------------------
Net income (loss) ..............................................     $   428           $  (121)
                                                                     =========================

Income (loss) per share:
  Income from continuing operations ............................     $   .01           $   .04
  Discontinued operations of BTI ...............................         .08              (.07)
                                                                     -------------------------
  Net income (loss)  ...........................................     $   .09           $  (.03)
                                                                     =========================

Weighted average shares outstanding ............................       4,599             4,599
                                                                     =========================

See accompanying Notes to Consolidated Condensed Financial Statements.

                                Bulova Corporation and Subsidiaries
                          Consolidated Condensed Statements of Cash Flows
                                     (Amounts in thousands)


                                                                       Three Months ended
                                                                            March 31,
                                                                       1995           1994
                                                                     -----------------------

Operating Activities:
  Net income (loss) ............................................     $    428       $  (121)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities ............................        4,065           840
  Gain on sale of BTI ..........................................         (558)
  Changes in assets and liabilities-net:
    Receivables ................................................        8,203         7,162
    Inventories ................................................         (744)        2,630
    Prepaid expenses ...........................................          138           228
    Net assets of discontinued operations ......................                         17
    Other assets ...............................................          (89)           98
    Accounts payable and accrued expenses ......................       (1,800)       (4,551)
    Accrued federal and foreign income taxes ...................       (1,768)       (1,211)
    Other liabilities and credits ..............................          914          (118)
                                                                     ----------------------
                                                                        8,789         4,974
                                                                     ----------------------

Investing Activities:
  Proceeds from disposal of BTI ................................       20,810
  Purchases of property, plant and equipment ...................          (40)         (121)
                                                                     ----------------------
                                                                       20,770          (121)
                                                                     ----------------------

Financing Activities:
  Principal payments on debt to affiliate ......................      (19,000)       (7,000)
  Proceeds from debt to affiliate ..............................                      1,000
                                                                     ----------------------
                                                                      (19,000)       (6,000)
                                                                     ----------------------

Net change in cash .............................................       10,559        (1,147)
Cash, beginning of period ......................................        3,857         5,639
                                                                     ----------------------
Cash, end of period ............................................     $ 14,416       $ 4,492
                                                                     ======================

See accompanying Notes to Consolidated Condensed Financial Statements.

                        Bulova Corporation and Subsidiaries
                 Notes to Consolidated Condensed Financial Statements

1. See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission on March 27, 1995.

2. There have been no changes in significant accounting policies since December 31, 1994. In addition, certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1995.

3. On January 17, 1995 the Company sold its industrial and defense manufacturing business, Bulova Technologies, Inc. ("BTI") for $20,810,000 in cash. The sale resulted in a pre-tax and after-tax gain of $558,000 and $363,000, respectively, which was recorded in the first quarter of 1995. The Company applied $18,000,000 of the consideration received to the repayment of the debt to affiliate.

    The prior year operating results of BTI have been reported separately as discontinued operations in the consolidated condensed financial statements. For the three months ended March 31, 1994, net sales were $11,520,000. See
    Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1994.

4. Income taxes for the three months ended March 31, 1995 and 1994 include federal tax (expense) benefit to the Company of $(243,000) and $48,000, respectively, related to the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews").

    See Note 7 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1994.

5. Loews provides administrative and managerial services for which the Company was charged $175,000 for each of the three months ended March 31, 1995 and 1994. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. If the Company incurred these costs on a stand alone basis, it believes the costs incurred could aggregate between $175,000 and $250,000.

6. The Company's inventories, in thousands of dollars, are comprised of the following:

                                                        March 31,   December 31,
                                                          1995         1994
                                                        ------------------------
     Watches and clocks ............................    $33,954        $32,924
     Jewelry .......................................        347            430
     Precious metals ...............................        394            450
     Other .........................................      1,799          1,946
                                                        ----------------------
        Total ......................................    $36,494        $35,750
                                                        ======================

7.   Shareholders' equity:


                                                        March 31,   December 31,
                                                          1995         1994
                                                        ------------------------
     Common stock ..................................    $22,999        $22,999
     Additional paid-in capital ....................     23,197         23,197
     Retained earnings .............................     18,573         18,145
     Cumulative translation adjustment .............     (1,392)        (1,406)
                                                        ----------------------
        Total ......................................     63,377         62,935
     Less treasury stock, at cost ..................          5              5
                                                        ----------------------
        Total shareholders' equity .................    $63,372        $62,930
                                                        ======================

8. In the opinion of the Company, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994 and the results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994, respectively.

    Results of operations during the first quarter of each of the years is not necessary indicative of results of operations for that entire year.

    Item 2.  Management's Discussion and Analysis of Financial Condition and

Results of Operations.
- --------------------------------------------------------------------------------

Liquidity and Capital Resources:

Cash Flow

  In January 1995 the Company sold its industrial and defense products segment, Bulova Technologies, Inc. ("BTI") for $20,810,000 in cash. The Company applied $18,000,000 of the consideration received to the repayment of the entire debt owed to its parent, Loews Corporation ("Loews"), and the balance of the consideration was added to working capital. Additionally, the Company assumed BTI's liabilities with respect to postretirement health care benefits for employees of BTI who had retired prior to the consummation of the sale.

  The sale of BTI will allow the Company to concentrate its resources on its core watch and clock business. Proceeds received from the sale as well as the decrease in interest expense resulting from the repayment of the debt owed to Loews will initially improve cash flow.

  The Company continues to be adversely affected by competition and the oversupply of watch and clock products. The Company has reduced costs to improve gross profit, and continues its effort to closely monitor inventory purchasing to ensure appropriate levels of inventory are maintained.

  For a number of years the Company has relied on Loews, which owns approximately 97% of the Company's common stock, to meet working capital needs, which the Company has not been able to meet through internally generated funds. In 1979, the Company entered into a credit agreement with Loews ("the Credit Agreement") which provided for unsecured loans, from time to time, in amounts aggregating up to $50,000,000. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the Company and Loews. The Credit Agreement currently expires June 30, 1996.

  In 1995 the Company expects to collect its $8,126,000 receivable from Loews related to the audited adjustments of the examination of Loews tax returns for 1984 through 1988, including accrued interest. The interest to be collected, subject to final calculation, is estimated to amount to $4,000,000. These funds, together with the proceeds from the sale of BTI which were added to working capital, should provide the Company with sufficient funds to meet its working capital needs.

Cash Flow From Operations

  The Company generated net cash flow from operations of approximately $8,789,000 for the quarter ended March 31, 1995 compared to $4,974,000 for the corresponding period of the prior year.

  The increase in cash flow is primarily due to the change in quarter end levels of accounts payable and accrued expenses, other liabilities and credits and accounts receivable, partially offset by an increase in inventory. These changes are a result of the timing of the transactions. Also contributing to the cash flow increase is the improved results of operations for the quarter ended

March 31, 1995.

Cash Flow From Investing Activities

  The increase in cash flow is primarily due to the cash received from the sale of BTI as discussed above.

Cash Flow From Financing Activities

  Cash flow from financing activities primarily represent changes in the amounts due to Loews under the Credit Agreement discussed above.

Results of Operations

  Watch, clock and jewelry revenue increased by $3,119,00, or 15.8%, as compared to the quarter ended March 31, 1994. The revenue increase is primarily due to a unit sales volume increase of 10.8% compared to the corresponding period of the prior year. In the first quarter of 1994 the Company experienced a temporary shipment backlog of $2,000,000 resulting from the implementation of a new inventory system. The backlog was eliminated in the second quarter of 1994. A favorable change in the product sales mix also contributed to the increase in revenues. The Bulova brand, a higher priced product, comprised 54.7% of total watch sales in the 1995 first quarter, compared to 51.8% for the prior year. The revenue increase was partially offset by a $224,000 decrease in royalty income, which includes a $382,000 decrease in royalties associated with the expiration of the "Benetton by Bulova" license agreement.

  Income from continuing operations before income taxes decreased $198,000, or 61.9%, compared to the corresponding period of the prior year. The primary reason for the decrease in income from continuing operations is an increase of $579,000 in advertising expenses and a $224,000 decline in royalty income, partially offset by the increased revenues discussed above.

  Cost of sales as a percentage of sales were flat compared to the quarter ended March 31, 1994. Selling, general and administrative expenses as a percentage of sales decreased approximately .5%. This decrease represents management's continued efforts to control discretionary costs.

  The Company imports most of its watch and clock products. Foreign currency fluctuations therefore, can have a material impact on the Company's operations. Approximately 25% of the Company's purchases are denominated in Japanese yen. Current levels of inventory are sufficient enough that currency rate fluctuations did not have a material impact on the results of operations during the quarter ended March 31, 1995. Future fluctuations however, could negatively impact gross profit, income, and cash flow.

  Related parties - Loews provided administrative services for which the Company paid $175,000 in each of the three months ended March 31, 1995 and 1994. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. If the Company incurred these costs on a stand-alone basis, it believes the costs would aggregate between $175,000 and $250,000.

  Royalties - The Company recognized $692,000 and $916,000 in royalty income in the first quarter of 1995 and 1994, respectively, which included $86,000 and $468,000 of proceeds under the "Benetton by Bulova" license agreement that expired June 30, 1994. The impact of losing the Benetton agreement will directly impact the Company's revenues, income and cash flow. The remaining royalty income represents payments by two licensees in Europe and the Far East.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

  (a) Exhibits -- (27) Financial Data Schedule for the three months ended March 31, 1995.

  (b) Current reports on Form 8-K -- On January 31, 1995, the Company filed a current report on Form 8-K, dated January 17, 1995, as amended on April 10, 1995, reporting under Item 2, Acquisition or Disposition of Assets, stating that on January 17, 1995 the Registrant disposed of its wholly owned subsidiary Bulova Technologies, Inc. A copy of the Merger Agreement was attached as Exhibit 2.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated: May 12, 1995                              By: Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)