Form 10-Q
period 1995-06-30
BULOVA CORP
filed 1995-08-14
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

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

          Class                                    Outstanding at August 4, 1995
---------------------------                        -----------------------------
Common stock, $5 par value                                4,599,249 shares

================================================================================

                                    INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      June 30, 1995 and December 31, 1994  ........................       3

    Consolidated Condensed Statements of Operations-
      Three and six months ended June 30, 1995 and 1994  ..........       4

    Consolidated Condensed Statements of Cash Flows-
      Six months ended June 30, 1995 and 1994  ....................       5

    Notes to Consolidated Condensed Financial Statements ..........       6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ...........................       9

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  .......................      11

    Exhibit 27--Financial Data Schedule for the six months ended
       June 30, 1995  .............................................      13

                                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                               Bulova Corporation and Subsidiaries
                              Consolidated Condensed Balance Sheets
                                      (Amounts in thousands)

                                                                     June 30,       December 31,
                                                                       1995            1994
                                                                 ---------------------------
                                       Assets
                                       ------

Current assets:
  Cash .........................................................     $  3,768          $  3,857
  Investment in U.S. Government securities .....................        4,793
  Accounts and notes receivable-net ............................       44,527            51,254
  Inventories ..................................................       41,546            35,750
  Prepaid expenses .............................................          767               329
  Deferred income taxes ........................................        9,090            10,004
  Net assets of discontinued operations ........................                         20,082
                                                                    ---------------------------
      Total current assets .....................................      104,491           121,276
                                                                    ---------------------------
Property, plant and equipment-net ..............................       12,530            12,750
                                                                    ---------------------------
Other assets:
  Deferred income taxes ........................................       14,145            16,744
  Other ........................................................          383               265
                                                                    ---------------------------
      Total other assets .......................................       14,528            17,009
                                                                    ---------------------------
      Total assets .............................................     $131,549          $151,035
                                                                    ===========================

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
  Current installments of long-term debt .......................     $    400          $    400
  Accounts payable .............................................        4,019             5,569
  Accrued expenses .............................................       10,322            11,753
  Accrued federal and foreign income taxes .....................        2,343             2,333
                                                                    ---------------------------
      Total current liabilities ................................       17,084            20,055
                                                                    ---------------------------
Long-term debt, less current installments ......................                            200
                                                                    ---------------------------
Other liabilities and credits:
  Postretirement benefits payable ..............................       45,278            43,183
  Pension benefits payable .....................................        2,870             2,581
  Other ........................................................        2,064             3,086
                                                                    ---------------------------
      Total other liabilities and credits ......................       50,212            48,850
                                                                    ---------------------------
Debt to affiliate ..............................................                         19,000
                                                                    ---------------------------
Shareholders' equity ...........................................       64,253            62,930
                                                                    ---------------------------
      Total liabilities and shareholders' equity ...............     $131,549          $151,035
                                                                    ===========================

See accompanying Notes to Consolidated Condensed Financial Statements.


                               Bulova Corporation and Subsidiaries
                         Consolidated Condensed Statements of Operations
                          (Amounts in thousands, except per share data)


                                                        Three Months Ended     Six Months Ended
                                                             June 30,               June 30,
                                                         1995        1994       1995        1994
                                                       -----------------------------------------
Revenues:
  Net sales ......................................     $20,191     $19,969    $43,046    $39,705
  Interest, royalties and other ..................       5,321       1,043      6,423      2,394
                                                       -----------------------------------------
      Total revenues .............................      25,512      21,012     49,469     42,099
                                                       -----------------------------------------

Expenses:
  Cost of sales ..................................      13,703      13,037     28,057     25,495
  Selling, general and administrative ............       8,022       8,680     17,418     16,900
  Interest:
    Affiliate ....................................                     129         75        140
    Others .......................................          23         (44)        33         34
                                                       -----------------------------------------
      Total expenses .............................      21,748      21,802     45,583     42,569
                                                       -----------------------------------------

Income (loss) from continuing operations before
 income tax (expenses) benefits...................       3,764        (790)     3,886       (470)
Income tax (expenses) benefits ...................      (3,077)        321     (3,134)       189
                                                       -----------------------------------------
Income (loss) from continuing operations .........         687        (469)       752       (281)

Discontinued operations of BTI:
  Gain on disposal (net of tax of $195) ..........                                363
  Income from operations (net of tax of
   $391 and $177) ................................                     565                   256
                                                       -----------------------------------------
Net income (loss) ................................     $   687     $    96    $ 1,115    $   (25)
                                                       =========================================

Net income (loss) per share:
  Income (loss) from continuing operations .......     $   .15     $  (.10)   $   .16    $  (.06)
  Discontinued operations of BTI .................                     .12        .08        .05
                                                       -----------------------------------------
  Net income (loss)...............................     $   .15     $   .02    $   .24    $  (.01)
                                                       =========================================

Weighted average number of shares outstanding ....       4,599       4,599      4,599      4,599
                                                       =========================================

See accompanying Notes to Consolidated Condensed Financial Statements.

                                Bulova Corporation and Subsidiaries
                          Consolidated Condensed Statements of Cash Flows
                                     (Amounts in thousands)


                                                                       Six Months Ended
                                                                            June 30,
                                                                       1995           1994
                                                                     ----------------------

Operating Activities:
  Net income (loss) ............................................     $  1,115      $   (25)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities ............................        4,783        2,411
  Gain on sale of BTI ..........................................         (558)
  Changes in assets and liabilities-net:
    Receivables ................................................        5,792        5,622
    Inventories ................................................       (5,796)         947
    Prepaid expenses ...........................................         (438)         166
    Net assets of discontinued operations ......................                      (214)
    Other assets ...............................................         (118)           1
    Accounts payable and accrued expenses ......................       (3,151)      (5,561)
    Accrued federal and foreign income taxes ...................           10       (1,369)
    Other liabilities and credits ..............................        1,570        1,393
                                                                     ---------------------
                                                                        3,209        3,371
                                                                     ---------------------

Investing Activities:
  Proceeds from disposal of BTI ................................       20,810
  Purchases of U.S. Government securities ......................       (4,793)
  Purchases of property, plant and equipment ...................         (115)        (192)
                                                                     ---------------------
                                                                       15,902         (192)
                                                                     ---------------------

Financing Activities:
  Principal payments on debt to affiliate ......................      (19,000)     (12,000)
  Principal payments on long-term debt .........................         (200)        (200)
  Proceeds from debt to affiliate ..............................                     5,000
                                                                     ---------------------
                                                                      (19,200)      (7,200)
                                                                     ---------------------

Net change in cash .............................................          (89)      (4,021)
Cash, beginning of period ......................................        3,857        5,639
                                                                     ---------------------
Cash, end of period ............................................     $  3,768      $ 1,618
                                                                     =====================

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

    The prior year operating results of BTI have been reported separately as discontinued operations in the consolidated condensed financial statements. For the three and six months ended June 30, 1994, net sales were $14,520,000 and $26,040,000, respectively. See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1994.

4. Income taxes for the three and six months ended June 30, 1995 and 1994 include federal tax (expense) benefit to the Company of $(3,485,000), $164,000, $(3,242,000) and $116,000, respectively, related to the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews").

    Additionally, during the second quarter of 1995, the Company reached a tax settlement in connection with the examination of the Loews consolidated tax returns for the 1984 through 1990 tax years. As a result of the settlement, the Company received $4,200,000 of interest income and recorded
    $1,772,000 of tax expense caused by the limitation on the utilization of certain tax attributes. This transaction resulted in pre-tax and after-tax income of $4,200,000 and $958,000 for the three and six months ended
    June 30, 1995, respectively. All amounts due from Loews in connection with tax receivables through 1990 were received by the Company in August 1995.

    See Note 7 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1994.

5. Loews provides administrative and managerial services for which the Company was charged $175,000 and $350,000 for the three and six months ended June 30, 1995 and 1994. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. If the Company incurred these costs on a stand alone basis, it believes the costs incurred could aggregate between $350,000 and $500,000.

6. The Company's inventories, in thousands of dollars, are comprised of the following:

                                                        June 30,  December 31,
                                                          1995         1994
                                                        ----------------------

     Watches and clocks ............................    $38,720        $32,924
     Jewelry .......................................        288            430
     Precious metals ...............................        380            450
     Other .........................................      2,158          1,946
                                                        ----------------------
        Total ......................................    $41,546        $35,750
                                                        ======================

7.   Shareholders' equity:


                                                        June 30,  December 31,
                                                          1995         1994
                                                        ----------------------
                                                             (In thousands)

     Common stock ..................................    $22,999        $22,999
     Additional paid-in capital ....................     23,197         23,197
     Retained earnings .............................     19,260         18,145
     Cumulative translation adjustment .............     (1,198)        (1,406)
                                                        ----------------------
        Total ......................................     64,258         62,935
     Less treasury stock, at cost ..................          5              5
                                                        ----------------------
        Total shareholders' equity .................    $64,253        $62,930
                                                        ======================

8. As discussed in Note 13 in the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1994, during the second quarter of 1994 the Company accrued an additional $250,000 in relation to an environmental contaminate which was discovered in the ground water of its former defense manufacturing facility. Additional testing and further evaluation are still required before a definitive cost of ultimate clean-up can be determined. Therefore, the liability accrued by the Company may require future revisions. The environmental liability recognized in the Company's financial statements to date of $2,334,000 represents the minimum of the Company's estimate range of equally likely outcomes, the upper limit of that range is approximately $2,834,000.


 9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994 and the results of operations for the three and six months and changes in cash flows for the six months ended
    June 30, 1995 and 1994, respectively.

    Results of operations for the second quarter and first six months of each of the years is not necessary indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

Liquidity and Capital Resources:

Cash Flow

  In January 1995 the Company sold its industrial and defense products segment, Bulova Technologies, Inc. ("BTI") for $20,810,000 in cash. The Company applied $18,000,000 of the consideration received to the repayment of the entire debt owed to its parent, Loews Corporation ("Loews") under the credit agreement described below, and the balance of the consideration was added to working capital. Additionally, the Company assumed BTI's liabilities with respect to postretirement health care benefits for employees of BTI who had retired prior to the consummation of the sale.

  On August 3, 1995, the Company collected $10,554,000, including $4,200,000 of interest, from Loews related to a tax audit adjustment from the examination of Loews's tax returns for 1984 through 1990.

  The Company anticipates its cash needs will be met from its available working capital. The Company is continuing its efforts to reduce costs and closely monitors inventory purchasing to ensure appropriate levels are maintained.

  For a number of years the Company has relied on Loews, which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company has not been able to meet through internally generated funds. In 1979, the Company entered into a credit agreement with Loews ("the Credit Agreement") which provided for unsecured loans, from time to time, in amounts aggregating up to $50,000,000. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the Company and Loews. The Credit Agreement currently expires June 30, 1997. As noted above, the Company repaid all of its borrowings under the Credit Agreement in the first quarter of 1995.

Cash Flow From Operations

  The Company generated net cash flow from operations of approximately $3,209,000 for the six months ended June 30, 1995 compared to $3,371,000 for the corresponding period of the prior year.

  The decrease in cash flow is primarily due to the increase in inventory levels associated with purchases necessary to meet the seasonal inventory buildup requirements. This decrease was partially offset by the change in the six month levels of accounts payable and accrued expenses, other liabilities and credits and accounts receivable.

Cash Flow From Investing Activities

  The increase in cash flow is primarily due to the cash received from the sale of BTI as discussed above, partially offset by the purchases of U.S. Government securities.

Cash Flow From Financing Activities

  Cash flow from financing activities primarily represents changes in the amounts due to Loews under the Credit Agreement discussed above.

Results of Operations

  For the three and six months ended June 30, 1995, total revenues increased $4,500,000 and $7,370,000, or 21.4% and 17.5%, respectively, as compared to the corresponding periods of the prior year.

  Net sales improved due to the increase in watch, clock and jewelry revenue of $222,000 and $3,341,000, or 1.1% and 8.4%, respectively, as compared to the corresponding periods of the prior year. This increase is primarily due to a unit sales volume increase for the three and six months ended June 30, 1995 of 1.0% and 3.7%, respectively, and a favorable change in the product sales mix. The Bulova brand, a higher priced product, comprised 57.8% of total watch sales through the six months ended June 30, 1995, compared to 51.1% for the prior year.

  Interest, royalties and other revenues were primarily affected by the $4,200,000 of interest income recognized during the second quarter of 1995, related to the tax audit adjustment discussed above. Exclusive of the $4,200,000 interest income recorded, interest, royalties and other revenues increased (decreased) by $78,000 and $(171,000) for the three and six months ended
June 30, 1995, as compared to the corresponding periods of the prior year. For the three months ended June 30, 1995, the increase is due to higher operating interest income and royalty income. For the six months ended June 30, 1995, the decrease is primarily due to lower royalty income.

  The Company recognized $790,000, $669,000, $1,620,000 and $1,705,000 in royalty income for the three and six months ended June 30, 1995 and 1994, respectively, which included $14,000, $160,000, $100,000 and $628,000 of proceeds under the "Benetton by Bulova" license agreement that expired June 30, 1994. The remaining royalty income represents payments by three licensees in Europe, the Far East and South America.

  Income from continuing operations before income taxes for the three and six months ended June 30, 1995 increased $4,554,000 and $4,356,000, respectively, as compared to the corresponding periods of the prior year. The primary reason for the increase is the recognition of $4,200,000 of interest income during the second quarter of 1995, as discussed above. Exclusive of this transaction, for the three and six months ended June 30, 1995, the increase in income from continuing operations resulted from the decrease in selling, general and administrative expenses as a percentage of sales from 43.5% to 39.7% and from 42.6% to 40.5%, respectively. The decrease in selling, general and administrative costs represents management's continued efforts to control discretionary costs, partially offset by an increase in cost of sales.

  Income taxes for the three and six months ended June 30, 1995 include $1,772,000 expense caused by the limitation on the utilization of certain tax attributes in connection with the tax audit adjustment.

  The Company imports most of its watch and clock products. Foreign currency fluctuations therefore, can have a material impact on the Company's operations. Approximately 25% of the Company's purchases are denominated in Japanese yen. Currency rate fluctuations did not have a material impact on the results of operations during the three and six months ended June 30, 1995. Future fluctuations however, could negatively impact gross profit, income and cash flow.

  Related parties - Loews provided administrative services for which the Company paid $175,000 and $350,000 for the three and six months ended June 30, 1995 and 1994. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. If the Company incurred these costs on a stand-alone basis, it believes the costs would aggregate between $350,000 and $500,000.


                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a) Exhibits -- (27) Financial Data Schedule for the six months ended June 30, 1995.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1995.

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



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated: August 14, 1995                           By: Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)