Form 10-Q
period 1995-09-30
BULOVA CORP
filed 1995-11-14
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

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

          Class                                  Outstanding at November 3, 1995
---------------------------                      -------------------------------
Common stock, $5 par value                              4,599,249 shares

================================================================================

                                    INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      September 30, 1995 and December 31, 1994  ...................       3

    Consolidated Condensed Statements of Operations-
      Three and nine months ended September 30, 1995 and 1994  ....       4

    Consolidated Condensed Statements of Cash Flows-
      Nine months ended September 30, 1995 and 1994  ..............       5

    Notes to Consolidated Condensed Financial Statements ..........       6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ...........................       9

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  .......................      11

    Exhibit 27--Financial Data Schedule for the nine months ended
       September 30, 1995  ........................................      13

                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                               Bulova Corporation and Subsidiaries
                              Consolidated Condensed Balance Sheets
                                      (Amounts in thousands)

                                                                     September 30, December 31,
                                                                         1995          1994
                                                                    ---------------------------
                                          Assets
                                          ------

Current assets:
  Cash .........................................................       $  2,548      $  3,857
  Investment in U.S. Government securities .....................          4,880
  Accounts and notes receivable-net ............................         44,432        51,254
  Inventories ..................................................         42,624        35,750
  Prepaid expenses .............................................          2,304           329
  Deferred income taxes ........................................          9,225        10,004
  Net assets of discontinued operations ........................                       20,082
                                                                      -----------------------
 Total current assets ..........................................        106,013       121,276
                                                                      -----------------------
Property, plant and equipment-net ..............................         12,390        12,750
                                                                      -----------------------
Other assets:
  Deferred income taxes ........................................         13,750        16,744
  Other ........................................................            363           265
                                                                      -----------------------
      Total other assets .......................................         14,113        17,009
                                                                      -----------------------
      Total assets .............................................       $132,516      $151,035
                                                                      =======================

                            Liabilities and Shareholders' Equity
                            ------------------------------------

Current liabilities:
  Current installments of long-term debt .......................       $    400      $    400
  Accounts payable .............................................          3,689         5,569
  Accrued expenses .............................................         12,012        11,753
  Accrued federal and foreign income taxes .....................          1,677         2,333
                                                                      -----------------------
      Total current liabilities ................................         17,778        20,055
                                                                      -----------------------
Long-term debt, less current installments ......................                          200
                                                                      -----------------------
Other liabilities and credits:
  Postretirement benefits payable ..............................         44,456        43,183
  Pension benefits payable .....................................          2,870         2,581
  Other ........................................................          2,055         3,086
                                                                      -----------------------
      Total other liabilities and credits ......................         49,381        48,850
                                                                      -----------------------
Debt to affiliate ..............................................                       19,000
                                                                      -----------------------
Shareholders' equity ...........................................         65,357        62,930
                                                                      -----------------------
      Total liabilities and shareholders' equity ...............       $132,516      $151,035
                                                                      =======================

See accompanying Notes to Consolidated Condensed Financial Statements.


                               Bulova Corporation and Subsidiaries
                         Consolidated Condensed Statements of Operations
                          (Amounts in thousands, except per share data)


                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                         1995        1994       1995        1994
                                                       -----------------------------------------

Revenues:
  Net sales ......................................     $25,857     $25,429    $68,903    $65,134
  Interest, royalties and other ..................       1,257       1,791      7,680      4,185
                                                       -----------------------------------------
      Total revenues .............................      27,114      27,220     76,583     69,319
                                                       -----------------------------------------

Expenses:
  Cost of sales ..................................      15,805      16,219     43,862     41,714
  Selling, general and administrative ............       9,898      10,672     27,316     27,572
  Interest:
    Affiliate ....................................                     170         75        310
    Others .......................................          38          16         71         50
                                                       -----------------------------------------
      Total expenses .............................      25,741      27,077     71,324     69,646
                                                       -----------------------------------------

Income (loss) from continuing operations before
 income tax (expense) benefit ....................       1,373         143      5,259       (327)
Income tax (expense) benefit .....................        (508)        (62)    (3,642)       127
                                                       -----------------------------------------
Income (loss) from continuing operations .........         865          81      1,617       (200)

Discontinued operations of BTI:
  Gain on disposal (net of tax of $195) ..........                                363
  (Loss) income from operations (net of tax
   benefit (expense) of $22 and $(156)) ..........                     (30)                  226
                                                       -----------------------------------------
Net income .......................................     $   865     $    51    $ 1,980    $    26
                                                       =========================================

Net income per share:
  Income (loss) from continuing operations .......     $   .19     $   .02    $   .35    $  (.04)
  Discontinued operations of BTI .................                    (.01)       .08        .05
                                                       -----------------------------------------
  Net income .....................................     $   .19     $   .01    $   .43    $   .01
                                                       =========================================

Weighted average number of shares outstanding ....       4,599       4,599      4,599      4,599
                                                       =========================================

See accompanying Notes to Consolidated Condensed Financial Statements.

                                Bulova Corporation and Subsidiaries
                          Consolidated Condensed Statements of Cash Flows
                                     (Amounts in thousands)


                                                                        Nine Months Ended
                                                                          September 30,
                                                                       1995           1994
                                                                     ----------------------

Operating Activities:
  Net income ...................................................     $ 1,980       $    26
  Adjustments to reconcile net income to net cash provided
   by (used for) operating activities ..........................       5,663         2,087
  Gain on sale of BTI ..........................................        (558)
  Changes in assets and liabilities-net:
    Receivables ................................................       5,446        (2,170)
    Inventories ................................................      (6,874)         (133)
    Prepaid expenses ...........................................      (1,975)          348
    Net assets of discontinued operations ......................                    (2,435)
    Other assets ...............................................         (98)            1
    Accounts payable and accrued expenses ......................      (1,791)       (5,057)
    Accrued federal and foreign income taxes ...................        (656)         (269)
    Other liabilities and credits ..............................         978         4,777
                                                                     ---------------------
                                                                       2,115        (2,825)
                                                                     ---------------------

Investing Activities:
  Proceeds from disposal of BTI ................................      20,810
  Purchases of U.S. Government securities ......................      (5,655)
  Proceeds from sale of U.S. Government securities .............         775
  Purchases of property, plant and equipment ...................        (154)         (306)
                                                                     ---------------------
                                                                      15,776          (306)
                                                                     ---------------------

Financing Activities:
  Principal payments on debt to affiliate ......................     (19,000)      (14,000)
  Principal payments on long-term debt .........................        (200)         (200)
  Proceeds from debt to affiliate ..............................                    16,000
                                                                     ---------------------
                                                                     (19,200)        1,800
                                                                     ---------------------

Net change in cash .............................................      (1,309)       (1,331)
Cash, beginning of period ......................................       3,857         5,639
                                                                     ---------------------
Cash, end of period ............................................     $ 2,548       $ 4,308
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

    The prior year operating results of BTI have been reported separately as discontinued operations in the consolidated condensed financial statements. For the three and nine months ended September 30, 1994, net sales were $11,236,000 and $37,276,000, respectively. See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1994.

4. Income taxes for the three and nine months ended September 30, 1995 and 1994 include federal tax (benefit) expense to the Company of $(336,000), $325,000, $2,906,000 and $209,000, respectively, related to the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews").

    Additionally, during the second quarter of 1995, the Company reached a tax settlement in connection with the examination of the Loews consolidated tax returns for the 1984 through 1990 tax years. As a result of the settlement, the Company received $4,200,000 of interest income and recorded $1,772,000 of tax expense caused by the limitation on the utilization of certain tax attributes. This transaction resulted in pre-tax and after-tax income of $4,200,000 and $958,000, respectively, for the nine months ended September 30, 1995.

    See Note 7 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1994.

5. Loews provides administrative and managerial services for which the Company was charged $175,000 and $525,000 for the three and nine months ended September 30, 1995 and 1994. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. If the Company incurred these costs on a stand alone basis, it believes the costs incurred could aggregate between $525,000 and $750,000 for the nine months ended.

6. The Company's inventories, in thousands of dollars, are comprised of the following:

                                                     September 30, December 31,
                                                          1995          1994
                                                     --------------------------

    Watches and clocks ...........................     $39,904        $32,924
    Jewelry ......................................         288            430
    Precious metals ..............................         340            450
    Other ........................................       2,092          1,946
                                                       ----------------------
        Total ....................................     $42,624        $35,750
                                                       ======================

7.  Shareholders' equity:

                                                     September 30, December 31,
                                                          1995          1994
                                                     --------------------------
                                                             (In thousands)

    Common stock .................................     $22,999        $22,999
    Additional paid-in capital ...................      23,197         23,197
    Retained earnings ............................      20,125         18,145
    Cumulative translation adjustment ............        (959)        (1,406)
                                                       ----------------------
        Total ....................................      65,362         62,935
    Less treasury stock, at cost .................           5              5
                                                       ----------------------
        Total shareholders' equity ...............     $65,357        $62,930
                                                       ======================

8. During the third quarter of 1995, the Company provided for a liability of $150,000 in relation to an environmental condition at its former Woodside, N.Y. watch manufacturing facility which the Company agreed to remediate in October 1995. Additionally, during the second quarter of 1994 the Company provided for a liability of $250,000 in relation to an environmental condition at its former Valley Stream, N.Y. defense manufacturing facility. Finally, in the third quarter of 1994 the Company received revised cost estimates associated with the environmental clean-up of a former Sag Harbor, N.Y. watch manufacturing facility which the Company sold on March 12, 1981. Based on the cost estimates currently available, the Company provided an additional $484,000 liability to record the minimal level of estimated clean-up costs at this facility.

    The environmental liability recognized in the Company's financial statements to date of $2,484,000 represents the minimum of the Company's estimated range of equally likely outcomes, the upper limit of that range is approximately $3,100,000.

9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and December 31, 1994 and the results of operations for the three and nine months and changes in cash flows for the nine months ended September 30, 1995 and 1994, respectively.

    Results of operations for the third quarter and first nine months of each of the years is not necessary indicative of results of operations for that entire year.

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

  The Company continues to be adversely impacted by difficult business conditions. Competition and the oversupply of watch and clock products places significant pressure on price points which negatively impact gross profit, net income and cash flow. The Company is continuing its efforts to reduce costs and closely monitor inventory purchasing to ensure inventory carrying costs are at appropriate levels.

  For a number of years, the Company has relied on Loews, which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company has not been able to meet through internally generated funds. In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provided for unsecured loans, from time to time, in amounts aggregating up to $50,000,000. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the Company and Loews. The Credit Agreement currently expires June 30, 1997. As noted above, the Company repaid all of its borrowings under the Credit Agreement in the first quarter of 1995. Increased inventory purchasing, necessary to meet the seasonal inventory buildup requirements in the fourth quarter of 1995, will reduce working capital and may result in borrowings from Loews under the Credit Agreement.

Cash Flow From Operations

  The Company generated net cash flow from operations of approximately $2,115,000 for the nine months ended September 30, 1995 compared to cash utilization of $2,825,000 for the corresponding period of the prior year.

  The increase in cash flow is primarily due to the tax settlement as noted above and the change in quarter levels of accounts payable and accrued expenses, other liabilities and credits and accounts receivable, resulting from timing of transactions. An increase in inventory purchasing, necessary to meet the seasonal inventory build up requirements, partially offset the cash flow increase noted above. Also contributing to the cash flow increase is the improved results of operations for the nine months ended September 30, 1995.

Cash Flow From Investing Activities

  The increase in cash flow is primarily due to the cash received from the sale of BTI as discussed above, partially offset by purchases of U.S. Government securities.

Cash Flow From Financing Activities

  Cash flow from financing activities primarily represents changes in the amounts due to Loews under the Credit Agreement discussed above.

Results of Operations

  For the three months ended September 30, 1995, total revenues were relatively unchanged and for the nine months ended September 30, 1995, increased $7,264,000, or 10.5%, as compared to the corresponding period of the prior year.

  Net sales for the three and nine months ended September 30, 1995 increased by $428,000 and $3,769,000, or 1.7% and 5.8%, respectively, as compared to the corresponding periods of the prior year. This increase is primarily due to unit sales volume and price increases for the three and nine months ended September 30, 1995 of 8.7% and 2.9%, respectively, and a favorable change in the product sales mix. The Bulova brand, a higher priced product, comprised 51.2% of total watch sales through the nine months ended September 30, 1995, compared to 50.0% for the prior year. In addition, the Bulova brand unit price has increased 6.6% over the prior year.

  Interest, royalties and other revenues were primarily affected by the $4,200,000 of interest income recognized during the second quarter of 1995, related to the tax audit adjustment discussed above. Exclusive of the $4,200,000 interest income recorded, interest, royalties and other revenues decreased by $534,000 and $705,000 for the three and nine months ended September 30, 1995, as compared to the corresponding periods of the prior year. These decreases are primarily due to lower royalty income.

  The Company recognized $882,000, $1,389,000, $2,502,000 and $3,094,000 in
royalty income for the three and nine months ended September 30, 1995 and 1994, respectively, which included $7,000, $779,000, $107,000 and $1,407,000 of proceeds under the "Benetton by Bulova" license agreement that expired September 30, 1994. The remaining royalty income represents payments by a distributor and licensees in Europe, the Far East and South America.

  Income from continuing operations before income taxes for the three and nine months ended September 30, 1995 increased $1,230,000 and $5,586,000, respectively, as compared to the corresponding periods of the prior year. The primary reason for the increase during the nine month period is the recognition of $4,200,000 of interest income as discussed above. In addition, for the three and nine months ended September 30, 1995 and 1994, environmental costs of $150,000, $484,000, $150,000 and $734,000 were included in selling, general and administrative expenses, respectively. Exclusive of these items, income from continuing operations before income taxes increased due to a decline in selling, general and administrative expenses as a percentage of sales from 40.1% to 37.7% and from 41.2% to 39.5%, for the three and nine month periods ended September 30, 1995, respectively. The decrease in selling, general and administrative costs represents management's continued efforts to control discretionary costs.

  Income taxes for the nine months ended September 30, 1995 include a $1,772,000 expense caused by the limitation on the utilization of certain tax attributes in connection with the tax audit adjustment.

  The Company imports most of its watch and clock products. Foreign currency fluctuations therefore, can have a material impact on the Company's operations. Approximately 25% of the Company's purchases are denominated in Japanese yen. Currency rate fluctuations did not have a material impact on the results of operations during the three and nine months ended September 30, 1995. Future fluctuations however, could negatively impact gross profit, income and cash flow.

  Contingencies - During the third quarter of 1995, the Company provided for a liability of $150,000 in relation to an environmental condition at its former Woodside, N.Y. watch manufacturing facility which the Company agreed to remediate in October 1995. Additionally, during the second quarter of 1994 the Company provided for a liability of $250,000 in relation to an environmental condition at its former Valley Stream, N.Y. defense manufacturing facility. Finally, in the third quarter of 1994 the Company received revised cost estimates associated with the environmental clean-up of a former Sag Harbor, N.Y. watch manufacturing facility which the Company sold on March 12, 1981. Based on the cost estimates currently available, the Company provided an additional $484,000 liability to record the minimal level of estimated clean-up costs at this facility.

  The impact of the environmental clean-up will directly affect cash flow and net income, and it is expected that the utilization of cash will be funded by the Credit Agreement with Loews.

  Related parties - Loews provided administrative services for which the Company paid $175,000 and $525,000 for the three and nine months ended September 30, 1995 and 1994. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. If the Company incurred these costs on a stand-alone basis, it believes the costs would aggregate between $525,000 and $750,000 for the nine months ended.


                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a) Exhibits --

      (27) Financial Data Schedule for the nine months ended September 30, 1995.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1995.

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



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated: November 14, 1995                         By: Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)