Form 10-K405
period 1995-12-31
BULOVA CORP
filed 1996-03-27
CIK 15310

=========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1995

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

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes     X                No
                          ---------              ---------


  As at February 29, 1996, 4,599,857 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $560,000.

=========================================================================

                                BULOVA CORPORATION

                            INDEX TO ANNUAL REPORT ON
                             FORM 10-K FILED WITH THE
                        SECURITIES AND EXCHANGE COMMISSION

                      For The Year Ended December 31, 1995

Item                                                                  Page
 No.                                 PART I                            No.
----                                                                  ----

   1  BUSINESS .....................................................   3

   2  PROPERTIES ...................................................   4

   3  LEGAL PROCEEDINGS ............................................   4

   4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........   4

                                     PART II

   5  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS .........................................   4

   6  SELECTED FINANCIAL DATA ......................................   5

   7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS .........................   5

   8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................   9

   9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE .........................  25

                                     PART III

  10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........  25

  11  EXECUTIVE COMPENSATION .......................................  26

  12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       MANAGEMENT ..................................................  27

  13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............  28

                                     PART IV

  14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K  29

                                    PART I

Item 1. Business.

  Bulova Corporation (together with its subsidiaries referred to herein as "Registrant" or the "Company," unless the context otherwise requires) is a New York corporation. Loews Corporation ("Loews") owns approximately 97% of Registrant's outstanding Common Stock. See Item 12 of this Form 10-K.

  In January 1995 the Company sold its industrial and defense products segment, Bulova Technologies, Inc. ("BTI") for $20,810,000 in cash. The Company applied $18,000,000 of the consideration received to the repayment of the entire debt owed to Loews under the credit agreement described below, and the balance of the consideration was added to working capital. Additionally, the Company assumed BTI's liabilities with respect to pensions and postretirement health care benefits for employees of BTI who had retired prior to the consummation of the sale.

  Registrant is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. The principal watch brands are Bulova, Caravelle, Accutron and Sportstime. Clocks are principally sold under the Bulova brand name. The Registrant's market segment breakdown includes a luxury watch line represented by Accutron, a mid-ranged priced watch brand represented by Bulova, and a lower-priced watch line represented by Caravelle. In addition, the Registrant's Sportstime by Bulova brand, with watches using names and logos of various professional and college athletic teams, is sold at various price levels.

  Bulova's principal markets are the United States and Canada, which accounted for 87% and 13%, respectively, of sales. In most other areas of the world, Registrant has appointed licensees who market watches under Registrant's trademarks in return for a royalty. For additional information concerning Registrant's sales in foreign markets, see Note 11 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

  Registrant buys complete watches and clocks from foreign suppliers for substantially all of its products. Watch movements, cases and other components are also purchased from foreign suppliers. In the United States, most of Registrant's consumer products are sold directly to retail jewelry and premium outlets through Registrant's commission sales force and outside sales representatives. In Canada, Registrant, through a marketing subsidiary, sells directly to retailers. The customer base is comprised of large retailers, small local chains and local independent jewelry shops.

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

  It is characteristic of Registrant's business and of the watch industry generally that customer receivables from watch sales are carried for relatively long periods. Registrant grants its retailers seasonal credit terms, in one instance up to twelve months, depending on the product and date of sale. In certain circumstances, Registrant also extends credit to its retailers on an interest-bearing basis.

  Any backlog of orders is not believed to be significant. The business is seasonal; with the greatest sales coming in the third and fourth fiscal quarters in expectation of the holiday selling season.

                                   Employees

  Registrant currently employs approximately 430 persons, approximately 120 of whom are union members, and has experienced satisfactory labor relations. The Company has comprehensive benefit plans for substantially all employees.

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

                                        1995                       1994
                                ------------------------------------------------
                                  High        Low            High        Low
--------------------------------------------------------------------------------
First Quarter .................   3 3/4       3              3 1/4       2 3/4
Second Quarter ................   4           3 3/4          3 1/4       2 5/8
Third Quarter .................   4           4              3 1/4       3
Fourth Quarter ................   4 1/4       4              3 1/4       3 1/4


DIVIDEND INFORMATION

  The Company paid no dividends for the years ended December 31, 1995 and 1994.


APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

  There were approximately 1,500 holders of record of common stock of the Company at February 29, 1996.

Item 6. Selected Financial Data.

                                              Year Ended December 31
                                  ----------------------------------------------
                                     1995     1994     1993     1992     1991
--------------------------------------------------------------------------------
                                       (In thousands, except per share data)
Results of Operations:
  Revenues.......................  $109,223 $100,046 $101,303 $ 98,841 $101,001
  Income (loss) from continuing
   operations....................     2,269      532    1,911   (1,342)    (486)
  Per share......................       .49      .11      .41     (.29)    (.11)
  Income before extraordinary
   credit and cumulative effect
   of accounting changes.........     2,632      834    2,514    4,793       65
  Per share......................       .57      .18      .54     1.04      .01
  Income before cumulative
   effect of accounting changes       2,632      834    2,514    4,793    1,947
  Per share......................       .57      .18      .54     1.04      .42
  Net income (loss)..............     2,632      834    2,514  (13,189)   1,947
  Per share......................       .57      .18      .54    (2.87)     .42

Financial Position:
  Total assets...................   134,127  151,035  149,865  165,489  143,971
  Discontinued operations-net....       -     20,082   15,445   11,245   29,435
  Long-term debt.................       -        200      600    1,000    1,400
  Debt to affiliate..............       -     19,000   16,000   31,000   36,000
  Shareholders' equity...........    65,463   62,930   64,101   61,893   76,067
  Dividends per share............      None     None     None     None     None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(Not covered by Independent Auditors' Report)

Liquidity and Capital Resources:

Cash Flow

  In January 1995 the Company sold its industrial and defense products segment, Bulova Technologies, Inc. ("BTI") for $20,810,000 in cash. The Company applied $18,000,000 of the consideration received to the repayment of the entire debt owed to its parent, Loews Corporation ("Loews") under the credit agreement described below, and the balance of the consideration was added to working capital. Additionally, the Company assumed BTI's liabilities with respect to pensions and postretirement health care benefits for employees of BTI who had retired prior to the consummation of the sale.

  On August 3, 1995, the Company collected $10,554,000, including $4,200,000 of interest from Loews related to a tax audit adjustment from the examination of Loews's tax returns for 1984 through 1990.

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

  The largest amount outstanding under the Credit Agreement during 1995 of $19,000,000 was entirely paid in January, as noted above. Since that time, the Company has not required any additional working capital advances from Loews. In addition, management believes it has sufficient working capital to meet inventory purchases and operating expenses for the upcoming year. At December 31, 1994 loans aggregating $19,000,000 were outstanding under the Credit Agreement. The largest amount outstanding under the Credit Agreement during 1994 was $20,000,000.

  The Company from time to time may require borrowings from Loews to meet its working capital needs, including normal inventory purchases. While Loews has no obligation to enter into or maintain arrangements for any further borrowing, the Company anticipates that its working capital needs will be provided by Loews under the Credit Agreement. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

  The Company continues to be adversely affected by competition and oversupply of watch and clock products. The Company has reduced costs to improve gross profit, and continues its effort to closely monitor inventory purchasing to ensure appropriate levels of inventory are maintained.

Cash Flow From Operations

  Cash flow from operations includes cash utilization related to discontinued operations of $4,637,000 and $4,200,000, for 1994 and 1993, respectively. Exclusive of discontinued operations, the Company generated net cash flow from operations of $528,000, $706,000 and $14,472,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

  The decrease in net cash flows is primarily attributable to an increase in inventory purchases, partially offset by the tax settlement noted above, increased collections from customers, and the reduction of interest payments due to the reduced borrowing from Loews.

Cash Flow From Investing Activities

  The increase in cash flow is due primarily to the cash received from the sale of BTI as discussed above. The Company does not anticipate any significant capital expenditures in 1996.

Cash Flow From Financing Activities

  Cash flow utilized in financing activities primarily represents payments of the amounts due to Loews under the Credit Agreement discussed above.

Contingencies

  During the third quarter of 1995, the Company provided for a liability of $150,000 in relation to an environmental condition at a former Jackson Heights, N.Y. watch manufacturing facility which the Company agreed to remediate in October 1995.

  During the fourth quarter of 1995, the Company became aware of an environmental condition at its Woodside, N.Y. facility. Testing and evaluation of the site remain in its preliminary stages. Based upon the information available, the Company provided $100,000 during the fourth quarter of 1995 for the estimated clean up expense required. Additional testing and further evaluation is required before a definitive cost of ultimate clean up can be determined. Therefore, the liability accrued may require future revisions.

  Material contingencies recognized during 1994 consist of environmental claims relating to a former Sag Harbor, N.Y. watch manufacturing facility, for which the Company provided $484,000, and a former Valley Stream, N.Y. defense manufacturing facility, which the Company provided $250,000.

  The impact of environmental clean-up will directly affect cash flow, and it is expected that to the extent the Company does not have sufficient liquidity, cash needs will be funded through the Credit Agreement with Loews. The environmental liability recognized in the Company's financial statements to date of $2,584,000 represents the minimum of the Company's estimated range of equally likely outcomes, the upper limit of that range is approximately $3,184,000.

  Additionally, in 1994 the Company provided $811,000 to cover legal and settlement costs related to actions which were settled in 1995.

  Management does not believe that the foregoing matters will have a material adverse effect on the Company's financial condition or results of operations of the Company. Management believes that liabilities accrued by the Company represent a reasonable estimate for various legal and environmental matters for which it believes it is probable that a liability exists or a settlement will be negotiated. See Note 13 of the Notes to Consolidated Financial Statements in
Item 8 of this Form 10-K for further discussion.

Results of Operations

  Total revenues increased $9,177,000 and $7,920,000, or 9.2% and 7.8%, as compared to 1994 and 1993, respectively.

  Watch and clock revenues increased $6,725,000 and $6,555,000, or 7.2% and 7.0%, over 1994 and 1993, respectively. The increase is due to overall higher unit prices and sales volume, and a favorable change in the product sales mix. Unit prices increased 4.5% and 4.0%, while unit volume increased 2.6% and 2.9% as compared to 1994 and 1993, respectively. The revenue increase reflects increased sales of the Bulova watch brand, which posted increases of $4,171,000 and $10,152,000, or 8.5% and 23.5%, as compared to 1994 and 1993, respectively. The expansion of the Marine Star sport watch collection, dress bracelet product, and diamond collection are responsible for the growth of the Bulova brand. Revenue increases were partially offset by declines in the Sportstime watch line of $809,000 and $1,107,000, or 22.1% and 27.9%, which management believes is attributable to the effects of the fall 1994 baseball and hockey strikes.

  Royalties, interest and other revenues were primarily affected by the $4,200,000 of interest income recognized during the second quarter of 1995, related to the tax audit adjustment discussed above. The Company recorded a favorable foreign currency adjustment of $1,472,000 in 1994 related to the shut-down of its European facilities, and during 1993 recorded gains relating to the disposition of a former defense manufacturing facility and Hong Kong Office in the amount of $3,154,000. Exclusive of the above transactions, royalties, interest and other revenues decreased by $276,000 and increased by $319,000 as compared to 1994 and 1993. The decrease as compared to 1994 is related to reduced royalties, partially offset by increased interest income. The increase as compared to 1993 is attributable to increased interest income, partially offset by reduced royalties.

  The Company recognized $3,197,000, $3,780,000, and $3,535,000 in royalty income in 1995, 1994, and 1993, respectively, which includes $106,000, $1,484,000 and $2,162,000 of royalties under the "Benetton by Bulova" license agreement for years ended 1995, 1994 and 1993, respectively. The license agreement with Benetton expired September 30, 1994. The remaining royalty income represents payments by a distributor and licensees in Europe, the Far East and South America.

  Cost of sales as a percentage of net sales decreased 0.3% and 2.4% as compared to 1994 and 1993, respectively. The decrease is attributable to a change in the product sales mix and improved procurement practices.

  Environmental costs of $250,000 and $1,545,000 were included in selling, general and administrative expenses for 1995 and 1994, respectively. Exclusive of these items, selling, general and administrative expenses as a percentage of net sales decreased 1.7% and 0.6% as compared to 1994 and 1993, respectively. This decrease represents management's continued efforts to control discretionary costs.

  Income from continuing operations before income taxes increased $5,973,000 and $5,048,000 as compared to 1994 and 1993 respectively. The increase is primarily attributable to the recognition of the $4,200,000 of interest income from the tax audit adjustment discussed above and increased sales, partially offset by reduced royalty income.

  The Company imports most of its watch and clock products. Foreign currency fluctuations therefore, can have a material impact on operations. Approximately 10% of the Company's purchases are denominated in Japanese yen. As a result of hedging practices adopted by the Company, foreign currency fluctuations have not had a material impact on the results of operations for the years ended December 31, 1995, 1994 and 1993. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Corporate

  Related Parties - Loews has provided administrative services for which the Company paid $700,000, $1,200,000 and $1,000,000 for the years ended December 31, 1995, 1994, and 1993, respectively. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. Management believes that these costs, if incurred on a stand-alone basis, could aggregate between $700,000 and $1,000,000. The additional cost would reduce income and cash flow. See Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

  Taxes - For the year ended December 31, 1995, income taxes include a charge of $1,772,000 caused by the limitation on the utilization of certain tax attributes in connection with the tax audit adjustment. For the year ended December 31, 1993 the Company recorded a tax benefit of $847,000 resulting from the Omnibus Budget Reconciliation Act of 1993, enacted August 1993, which among other things, increased the corporate tax rate from 34% to 35% effective January 1, 1993. In accordance with Statement of Financial Accounting Standards No. 109, net deferred tax assets were adjusted for the effect of the change in tax rates in the period enacted. See Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

  Other - As previously discussed, in January 1995 the Company sold its industrial and defense manufacturing business, BTI for $20,810,000 in cash. The sale resulted in a pre-tax and after tax gain of $558,000 and $363,000, respectively, which was recorded in the first quarter of 1995, and reported as results from discontinued operations.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

                                                             December 31
                                                     ---------------------------
                                                          1995           1994
--------------------------------------------------------------------------------
Assets:
Current assets:
  Cash ...........................................   $  5,963,000   $  3,857,000
  Receivables-net (Notes 1 and 5) ................     50,958,000     51,254,000
  Inventories (Notes 1 and 6) ....................     38,914,000     35,750,000
  Prepaid expenses ...............................      1,453,000        329,000
  Deferred income taxes (Notes 1 and 8) ..........      7,470,000     10,004,000
  Net assets of discontinued operations (Note 4)..                    20,082,000
                                                     ---------------------------
     Total current assets ........................    104,758,000    121,276,000
                                                     ---------------------------
Property, plant and equipment, at cost (Notes 1
 and 10):
  Land, buildings and improvements ...............     14,090,000     14,083,000
  Machinery and equipment ........................      2,571,000      2,502,000
  Furniture, fixtures and leasehold improvements .      3,597,000      3,513,000
                                                     ---------------------------
                                                       20,258,000     20,098,000
  Less accumulated depreciation and amortization .      7,998,000      7,348,000
                                                     ---------------------------
                                                       12,260,000     12,750,000
                                                     ---------------------------
Other assets:
  Deferred income taxes (Notes 1 and 8) ..........     16,711,000     16,744,000
  Other assets ...................................        398,000        265,000
                                                     ---------------------------
                                                       17,109,000     17,009,000
                                                     ---------------------------
     Total assets ................................   $134,127,000   $151,035,000
                                                     ===========================

See Notes to Consolidated Financial Statements.

                                                             December 31
                                                     --------------------------
                                                         1995          1994
 ------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Current liabilities:
  Accounts payable ...............................   $  3,351,000  $  5,569,000
  Accrued expenses:
    Salaries, wages and commissions ..............      2,462,000     2,116,000
    Pension (Note 9) .............................                    1,328,000
    Postretirement benefits (Note 9) .............      1,746,000     1,298,000
    Advertising ..................................      1,706,000     1,759,000
    Warranty .....................................      1,324,000     1,560,000
    Other ........................................      6,904,000     3,692,000
  Accrued federal and foreign income taxes
   (Notes 1 and 8) ...............................         55,000       518,000
  Current installments of long-term debt (Note 10)        200,000       400,000
                                                     --------------------------
    Total current liabilities ....................     17,748,000    18,240,000
                                                     --------------------------

Obligations under capital leases (Note 10) .......                      200,000
                                                     --------------------------
Other liabilities and credits:
  Postretirement benefits payable (Note 9) .......     43,143,000    43,183,000
  Pension benefits payable (Note 9) ..............      4,712,000     2,581,000
  Other ..........................................      3,061,000     4,901,000
                                                     --------------------------
                                                       50,916,000    50,665,000
                                                     --------------------------
Debt to affiliate:
  10% note payable (Notes 1 and 2) ...............                   19,000,000
                                                     --------------------------
Commitments and contingent liabilities (Notes 2,
 4, 8, 9, 10 and 13)

Shareholders' equity (Note 1):
  Common stock, $5 par value:
    Authorized: 7,500,000 shares
    Issued: 4,600,000 shares .....................     22,999,000    22,999,000
  Additional paid-in capital .....................     23,197,000    23,197,000
  Retained earnings ..............................     20,777,000    18,145,000
  Cumulative translation adjustment ..............     (1,081,000)   (1,406,000)
  Pension liability adjustment ...................       (424,000)
                                                     --------------------------
                                                       65,468,000    62,935,000
  Less 1,000 shares of common stock held in
   treasury, at cost .............................          5,000         5,000
                                                     --------------------------
    Total shareholders' equity ...................     65,463,000    62,930,000
                                                     --------------------------
    Total liabilities and shareholders' equity....   $134,127,000  $151,035,000
                                                     ==========================

Bulova Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED INCOME

                                                 Year Ended December 31
                                         --------------------------------------
                                             1995          1994        1993
-------------------------------------------------------------------------------
Revenues:
  Net sales ..........................   $100,449,000 $ 93,724,000 $ 93,894,000
  Royalties, interest and other
   (Notes 3, 7 and 8) ................      8,774,000    6,322,000    7,409,000
                                         --------------------------------------
     Total revenues ..................    109,223,000  100,046,000  101,303,000
                                         --------------------------------------
Expenses:
  Cost of sales ......................     63,160,000   59,267,000   61,279,000
  Selling, general and administrative
   (Notes 2, 9 and 10) ...............     39,149,000   39,416,000   36,895,000
  Interest:
    Affiliate (Note 2) ...............         75,000      467,000    1,357,000
    Others ...........................         83,000      113,000       64,000
                                         --------------------------------------
     Total expenses ..................    102,467,000   99,263,000   99,595,000
                                         --------------------------------------
Income from continuing operations
 before income taxes .................      6,756,000      783,000    1,708,000
Income tax (expense) benefit (Notes 1
 and 8) ..............................     (4,487,000)    (251,000)     203,000
                                         --------------------------------------
Income from continuing operations ....      2,269,000      532,000    1,911,000
Discontinued operations of BTI (net of
 tax of $195,000, $155,000 and
 $254,000) (Note 4) ..................        363,000      302,000      603,000
                                         --------------------------------------
     Net income ......................   $  2,632,000 $    834,000 $  2,514,000
                                         ======================================
Income per share (Note 1):
  Income from continuing operations ..           $.49         $.11         $.41
  Discontinued operations of BTI .....            .08          .07          .13
                                         --------------------------------------
     Net income ......................           $.57         $.18         $.54
                                         ======================================

See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY


                                                   Shareholders' Equity
                         -------------------------------------------------------------------------
                                       Additional               Cumulative     Pension
                             Common     Paid-in    Retained     Translation   Liability   Treasury
                             Stock      Capital    Earnings     Adjustment    Adjustment   Stock
--------------------------------------------------------------------------------------------------
                                                         (In thousands)
Balance, Dec. 31, 1992      $22,999      $23,197    $14,797         $   905                   $(5)
  Net income ...........                              2,514
  Exchange rate changes
   during the year (net
   of income taxes of
   $165) ...............                                               (306)
                         -------------------------------------------------------------------------
Balance, Dec. 31, 1993       22,999       23,197     17,311             599                    (5)
  Net income ...........                                834
  Exchange rate changes
   during the year (net
   of income taxes of
   $287) ...............                                               (533)
  Foreign currency
   adjustment ..........                                             (1,472)
                         -------------------------------------------------------------------------
Balance, Dec. 31, 1994       22,999       23,197     18,145          (1,406)                   (5)
  Net income ...........                              2,632
  Exchange rate changes
   during the year (net
   of income tax benefit
   of $175) ............                                                325
  Pension liability
   adjustment (Note 9) .                                                           $(424)
                         -------------------------------------------------------------------------
Balance, Dec. 31, 1995      $22,999      $23,197    $20,777         $(1,081)       $(424)     $(5)
                         =========================================================================


See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                  Year Ended December 31
                                         ---------------------------------------
                                             1995         1994          1993
--------------------------------------------------------------------------------
Operating activities:
 Net income ...........................  $  2,632,000  $  834,000  $  2,514,000
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Amortization of investments ........      (345,000)
   Depreciation and amortization ......       667,000     608,000     1,127,000
   (Gain) loss on disposition of
    assets ............................      (558,000)    165,000    (3,446,000)
   Provision for losses and cash
    discounts on accounts receivable ..     2,174,000   2,577,000     3,262,000
   Deferred income taxes ..............     2,567,000      39,000     1,995,000
 Changes in operating assets and
  liabilities-net:
   Receivables ........................    (1,878,000) (6,099,000)     (850,000)
   Inventories ........................    (3,164,000)  4,528,000     9,728,000
   Prepaid expenses ...................    (1,124,000)    191,000       324,000
   Net assets of discontinued
    operations ........................                (4,637,000)   (4,200,000)
   Other assets .......................      (133,000)    127,000       (22,000)
   Accounts payable and accrued
    expenses ..........................         1,000     730,000     1,060,000
   Accrued federal and foreign income
    taxes .............................      (463,000)   (637,000)      173,000
   Other-net ..........................       152,000  (2,357,000)   (1,393,000)
                                         --------------------------------------
                                              528,000  (3,931,000)   10,272,000
                                         --------------------------------------
Investing activities:
  Proceeds from disposal of BTI .......    20,810,000
  Purchases of U.S. government
   securities .........................    (5,655,000)
  Proceeds from sale of U.S. government
   securities .........................     6,000,000
  Proceeds from disposal of property,
   plant and equipment ................                               5,203,000
  Purchases of property, plant and
   equipment ..........................      (177,000)   (451,000)     (524,000)
                                         --------------------------------------
                                           20,978,000    (451,000)    4,679,000
                                         --------------------------------------
Financing activities:
  Proceeds from debt to affiliate .....                23,000,000    16,000,000
  Principal payments on debt to
   affiliate ..........................   (19,000,000)(20,000,000)  (31,000,000)
  Principal payments on long-term debt       (400,000)   (400,000)     (400,000)
                                         --------------------------------------
                                          (19,400,000)  2,600,000   (15,400,000)
                                         --------------------------------------
Net change in cash ....................     2,106,000  (1,782,000)     (449,000)
Cash, beginning of year ...............     3,857,000   5,639,000     6,088,000
                                         --------------------------------------
Cash, end of year .....................  $  5,963,000 $ 3,857,000   $ 5,639,000
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

  (c) Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (d) Accounts Receivable: Watches and clocks are sold to retail outlets throughout the United States and Canada. The Company grants its retailers seasonal credit terms as well as extends credit on an interest-bearing basis. For the years ended December 31, 1995 and 1994, accounts receivable were substantially comprised of balances due from retailers.

  (e) Inventories: Substantially all inventory is computed on a first-in, first-out basis and are valued at lower of cost or market.

  (f) Property, Plant and Equipment: Depreciation is calculated on the straight-line method over the estimated useful lives of the various classes of assets. Leasehold improvements are, if such period is shorter, amortized over the life of the lease. Asset lives range from 2 to 12 years for machinery, equipment, and furniture and fixtures and from 15 to 40 years for buildings and improvements.

  (g) Income Taxes: The Company is included in Loews consolidated tax return. Under the tax allocation agreement, the Company is required to provide a current tax provision calculated on a stand-alone basis. No provision is required for undistributed earnings of subsidiaries, since substantially all of these earnings may be remitted to the Company with little or no tax becoming payable.

  (h) Net Income Per Share and Shareholders' Equity: Net income per share has been computed on the basis of the weighted average number of shares outstanding during the periods (4,599,000 for each of the three years ended December 31, 1995).

  In addition to its common stock, the Company has authorized 500,000 shares of preferred stock.

  (i) Foreign Currency Adjustment: The effect of changes in exchange rates in translating foreign currency financial statements is accumulated in a separate component of shareholders' equity.

  (j) Fair Value of Financial Instruments: The carrying amount of receivables and long-term debt other than from affiliate, approximates fair value. The Company does not maintain any significant banking relationships apart from Loews. A discount rate therefore, commensurate with the credit, interest rate and prepayment risks involved, which could be used to estimate fair value of the affiliate receivable and payable cannot be practicably determined. Therefore, management is not able to estimate the fair value of the affiliate receivable and payable.

  (k) Forward Exchange Contracts: In connection with purchases of inventory, the Company has entered into forward exchange contracts in order to hedge its exposure to fluctuations in foreign currency exchange rates. These agreements generally involve the exchange of one currency for a second currency at some future date. Counterparties to these agreements are major international financial institutions. As of December 31, 1995, the U.S. dollar equivalent of foreign currency contracts approximate $443,000. These agreements mature through March 1996. As of December 31, 1994, there were no foreign currency contracts outstanding.

  (l) Reclassifications: Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1995.

Note 2. Related Parties:

  In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans, from time to time, in amounts aggregating up to $50,000,000 with interest at 10% per annum. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the Company and Loews. It currently expires June 30, 1997. In January 1995, the balance was paid in full with the proceeds from the sale of BTI (see Note 4).

  Loews has provided administrative services for which the Company paid $700,000, $1,200,000 and $1,000,000 for the years ended December 31, 1995, 1994 and 1993, respectively. In 1994 and 1993, the Company allocated $800,000 of these administrative charges to BTI. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing administrative services to the Company. If the Company incurred these costs on a stand-alone basis, it believes the costs incurred could aggregate between $700,000 and $1,000,000 for the year ended December 31, 1995, and for the years ended December 31, 1994 and 1993, between $1,200,000 and $1,500,000 and
$1,000,000 and $1,300,000, respectively.

Note 3. Asset Dispositions:

  In 1993 the Company sold a former defense manufacturing facility and its former Hong Kong office. These transactions resulted in pre-tax and after tax gains of approximately $3,154,000 and $2,050,000, respectively, for the year ended December 31, 1993.

Note 4. Discontinued Operations:

  On January 17, 1995, Bulova Technologies, Inc. ("BTI"), the Company's industrial and defense manufacturing business, was sold for $20,810,000 in cash. The sale resulted in a pre-tax and after tax gain of approximately $558,000 and $363,000, respectively. The Company applied $18,000,000 of the consideration received to the repayment of the entire debt to affiliate.

  The operating results of BTI have been reported separately as discontinued operations in the Consolidated Financial Statements. The operating results for the year ended December 31, 1995 were not material.

  Summarized financial information of BTI is as follows:

                                                       Year Ended December 31
                                                    ---------------------------
                                                         1994           1993
                                                    ---------------------------

Net sales ........................................  $ 52,600,000   $ 52,421,000
Cost of sales ....................................   (45,117,000)   (44,359,000)
Selling, general and administrative ..............    (5,849,000)    (5,920,000)
Interest expense .................................    (1,177,000)    (1,285,000)
                                                    ---------------------------
    Income before income taxes ...................       457,000        857,000
Income taxes .....................................      (155,000)      (254,000)
                                                    ---------------------------
    Income from discontinued operations ..........  $    302,000   $    603,000
                                                    ===========================

                                                              December 31, 1994
                                                              -----------------

Cash .........................................................      $   428,000
Accounts receivable ..........................................        6,699,000
Inventories ..................................................       16,246,000
Property, plant and equipment-net ............................        7,834,000
Other assets .................................................          623,000
                                                                    -----------
   Total assets ..............................................       31,830,000
                                                                    -----------

Accounts payable .............................................        3,761,000
Accrued expenses .............................................        3,501,000
Current installment of long-term debt ........................          408,000
Long-term debt ...............................................        2,288,000
Other long-term liabilities ..................................        1,790,000
                                                                    -----------
   Total liabilities .........................................       11,748,000
                                                                    -----------
   Net assets of discontinued operations .....................      $20,082,000
                                                                    ===========

  During 1994 and 1993, the Company settled defense contract claims with the U.S. government for approximately $2,370,000 and $1,950,000, respectively, which amounts are included in net sales in the table above.

  In 1993, the Company accrued $500,000 to settle a 1992 BTI customer dispute. This charge is included in cost of sales in the table above.

Note 5. Accounts Receivable:

                                                            December 31
                                                   ----------------------------
                                                        1995            1994
                                                   ----------------------------
Trade accounts and notes receivable ............   $53,316,000      $45,311,000
Other, including $8,126,000 due from affiliate
 in 1994 (Note 8) ..............................       788,000        9,420,000
                                                   ----------------------------
                                                    54,104,000       54,731,000
Less allowance for doubtful receivables and
 cash discounts ................................     3,146,000        3,477,000
                                                   ----------------------------
  Receivables-net ..............................   $50,958,000      $51,254,000
                                                   ============================

Note 6. Inventories:

                                                            December 31
                                                   ----------------------------
                                                        1995            1994
                                                   ----------------------------
Watches and clocks .............................   $35,914,000      $32,924,000
Jewelry ........................................       135,000          430,000
Precious metals ................................       328,000          450,000
Other ..........................................     2,537,000        1,946,000
                                                   ----------------------------
                                                   $38,914,000      $35,750,000
                                                   ============================

Note 7. Quarterly Financial Data (Unaudited):

                     1995 Quarters Ended              1994 Quarters Ended
               -----------------------------------------------------------------
               Dec. 31 Sept. 30 June 30 Mar. 31 Dec. 31 Sept. 30 June 30 Mar. 31
               -----------------------------------------------------------------
                             (In thousands, except per share data)

Total revenues..$32,640 $27,114 $25,512 $23,957 $30,727 $27,220 $21,012 $21,087
Cost of sales... 19,298  15,805  13,703  14,354  17,553  16,219  13,037  12,458
Income (loss)
 from continuing
 operations ....    652     865     687      65     732      81    (469)    188
Per share ......    .14     .19     .15     .01     .16     .02    (.10)    .04
Income (loss)
 from
 discontinued
 operations ....                            363      76     (30)    565    (309)
Per share ......                            .08     .02    (.01)    .12    (.07)
Net income
 (loss).........    652     865     687     428     808      51      96    (121)
Per share.......    .14     .19     .15     .09     .18     .01     .02    (.03)

  In the fourth quarter of 1994, the Company increased its estimated legal and settlement costs by $811,000 (see Note 13). In addition, the Company recorded a favorable foreign currency adjustment of $1,472,000 related to the shut-down of its European facilities, included in other income.

Note 8. Income Taxes:

  The Company and Loews have a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns, which include the Company and its subsidiaries. Under the agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in the return, or (ii) pay to Loews an amount, if any, equal to federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. Under this agreement, the federal income tax benefit to be received by the Company for the years ended December 31, 1995, 1994 and 1993 amounted to $831,000, $74,000 and $2,451,000, respectively. Pursuant to this agreement, there was $55,000 payable to Loews as of December 31, 1995. This agreement may be canceled by the Company or Loews upon thirty days written notice.

  Income before income tax (expense) benefit consisted of the following for continuing operations:

                                               Year Ended December 31
                                    -------------------------------------------
                                         1995           1994            1993
                                    -------------------------------------------
Income before income taxes:
  Domestic.......................   $ 5,933,000       $ 382,000      $1,075,000
  Foreign........................       823,000         401,000         633,000
                                    -------------------------------------------
    Total........................   $ 6,756,000       $ 783,000      $1,708,000
                                    ===========================================

Income tax (expense) benefit:
  Federal:
    Current......................   $  (746,000)      $ 289,000      $  693,000
    Deferred.....................    (2,790,000)       (116,000)        (18,000)
  State and local-current........      (700,000)        (65,000)       (132,000)
  Foreign:
    Current......................      (245,000)       (310,000)       (370,000)
    Deferred.....................        (6,000)        (49,000)         30,000
                                    -------------------------------------------
                                    $(4,487,000)      $(251,000)     $  203,000
                                    ===========================================

  In 1993 the Company increased its deferred tax asset by $847,000 due to a 1% increase in the corporate tax rate.

  Deferred tax assets are as follows:

                                                            December 31
                                                   ----------------------------
                                                        1995            1994
                                                   ----------------------------
Employee benefits...............................    $23,078,000     $24,055,000
Inventory.......................................      5,856,000       8,161,000
Accrued expenses................................      1,963,000       2,353,000
Accounts receivable.............................      1,116,000       1,261,000
Tax loss carryforward...........................        785,000         902,000
                                                   ----------------------------
                                                     32,798,000      36,732,000
Valuation allowance.............................     (8,617,000)     (9,984,000)
                                                   ----------------------------
                                                    $24,181,000     $26,748,000
                                                   ============================

  The valuation allowance relates to state and local temporary differences and loss carryforwards.

  Income taxes differ from that computed at the U.S. statutory rate for the following reasons:

                                                  Year Ended December 31
                                    -------------------------------------------
                                        1995            1994            1993
                                    -------------------------------------------

Income taxes computed at
 statutory rate..................    $2,365,000       $ 274,000       $ 598,000
Increase (decrease) in taxes
 resulting from:
  Tax rate change ...............                                      (847,000)
  State and local taxes, net
   of federal benefit ...........       455,000          42,000          86,000
  Foreign taxes, net of foreign
   tax credit ...................       (43,000)        (38,000)         35,000
  Permanent differences .........        38,000        (482,000)        (13,000)
  Tax settlement ................     1,772,000
  (Benefit) expense related to
   prior years' losses ..........      (177,000)        292,000         (25,000)
  Other .........................        77,000         163,000         (37,000)
                                    -------------------------------------------
   Income tax expense (benefit) .    $4,487,000       $ 251,000       $(203,000)
                                    ===========================================

  Federal, foreign, state and local income tax (refunds) payments amounted to approximately $(6,022,000), $(2,314,000) and $1,814,000 for the years ended
December 31, 1995, 1994 and 1993, respectively.

  At December 31, 1995 the Company had state and local operating loss carryforwards of approximately $6,697,000 which expire between 1999 and 2002.

  Federal income tax returns have been settled through 1990 and the years 1991 through 1994 are currently under examination. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the consolidated balance sheet is believed to be adequate to cover any additional assessments which may be made by federal, state and local tax authorities and should not have a material effect on the financial position and results of operations of the Company. During the second quarter of 1995, the Company reached a tax settlement in connection with the examination of the Loews consolidated tax returns for the 1984 through 1990 tax years. As a result of the settlement, the Company received $4,200,000 of interest and recorded $1,772,000 of tax expense caused by the limitation on the utilization of certain tax attributes. This transaction resulted in pre-tax and after tax income of $4,200,000 and $958,000, respectively.

  The Company's Canadian tax returns for the years 1984 through 1992 are currently under examination. The Company is contesting significant assessments with respect to these examinations. In the opinion of the Company, the additional tax and interest, if any, resulting from these assessments should not have a material effect on its consolidated financial position or results of operations.

Note 9. Retirement Plans:

  Pension Plans: The Company maintains non-contributory pension plans for all of its employees in the United States. Separate retirement plans are maintained by the Company's Canadian subsidiary, which are not material.

  Pension cost of the U.S. plans includes the following components:

                                               Year Ended December 31
                                    -------------------------------------------
                                        1995             1994           1993
                                    -------------------------------------------
Service cost-benefits earned ....   $   517,000      $   740,000    $   657,000
Interest cost ...................     1,761,000        1,652,000      1,609,000
Return on assets-(gain) loss.....    (3,271,000)         424,000     (1,029,000)
Net amortization and deferrals ..     1,564,000       (1,764,000)      (489,000)
                                    -------------------------------------------
    Net pension cost ............   $   571,000      $ 1,052,000    $   748,000
                                    ===========================================

  The status of the underfunded U.S. plans were as follows:

                                                           December 31
                                                   ---------------------------
                                                        1995           1994
                                                   ---------------------------

Actuarial present value of
 benefit obligations:
  Accumulated benefit obligation...............     $23,618,000    $18,590,000
                                                    ==========================
  Accumulated vested benefit obligation .......     $22,864,000    $18,031,000
                                                    ==========================

Projected benefit obligation ..................     $26,424,000    $20,684,000
Plan assets at fair value .....................      19,575,000     14,194,000
                                                    --------------------------
Projected benefit obligation over plan assets .       6,849,000      6,490,000
Unrecognized net asset at January 1 ...........       2,392,000      2,870,000
Unrecognized net loss .........................      (5,850,000)    (3,165,000)
Unrecognized prior service cost ...............         (40,000)       (45,000)
Additional minimum liability ..................         693,000
                                                    --------------------------
  Accrued pension cost ........................     $ 4,044,000    $ 6,150,000
                                                    ==========================

  The rates used in the actuarial assumptions were:
                                               Year Ended December 31
                                    -------------------------------------------
                                         1995           1994            1993
                                    -------------------------------------------
Discount rate ....................       7.00%          8.75%           7.50%
Rate of compensation increase ....       5.50%          6.25%           5.75%
Expected long-term rate of return
 on assets .......................       8.75%          7.50%           8.50%

  The Company's funding policy is to make contributions in accordance with applicable governmental requirements. The assets of the plans are invested primarily in interest-bearing obligations. Benefits are determined based on compensation during each year of credited service. Included in prepaid expense is $668,000 of contributions in excess of the minimum funding requirement.

  At December 31, 1995, the Company's minimum pension liability exceeded its unrecognized prior service cost and net transition obligation by $693,000. This excess is recorded as a reduction to shareholders' equity of $424,000, net of tax benefits of $229,000 and intangible assets of $40,000.

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

  The rates used in the actuarial assumptions were:

                                                            December 31

                                                  -----------------------------
                                                        1995             1994
                                                  -----------------------------
Net periodic postretirement benefit cost .......        8.75%            7.50%
Accumulated postretirement benefit liability ...        7.00%            8.75%

  The following table sets forth the postretirement plan's status:

                                                            December 31
                                                   ----------------------------
                                                        1995            1994
                                                   ----------------------------
Accumulated postretirement benefit obligation:
  Retirees .....................................    $22,624,000     $22,887,000
  Fully eligible active plan participants ......      4,028,000       4,214,000
  Other active plan participants ...............      3,428,000       2,950,000
                                                   ----------------------------
                                                     30,080,000      30,051,000
  Unrecognized prior service cost ..............        679,000          91,000
  Unrecognized net gain ........................     14,130,000      14,339,000
                                                   ----------------------------
   Accrued postretirement benefit liability ....    $44,889,000     $44,481,000
                                                   ============================

  Postretirement benefit cost includes the following components:

                                               Year Ended December 31
                                     ------------------------------------------
                                        1995            1994            1993
                                     ------------------------------------------
Service costs ..................     $  438,000      $  562,000      $  652,000
Interest costs .................      1,714,000       2,595,000       3,179,000
                                     ------------------------------------------
   Net periodic postretirement
    benefit cost ...............     $2,152,000      $3,157,000      $3,831,000
                                     ==========================================

  For measurement purposes, a trend rate of 13.0% pre-65 and 10.0% post-65, for covered costs was used. These trend rates are expected to decrease gradually to 6.5% at 0.5% per annum. An increase of one percentage point in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $2,750,000 and the net periodic postretirement benefit cost by approximately $240,000.

Note 10. Leases:

  The Company leases certain of its warehouse and office facilities. Other leases cover machinery and equipment. Net book value of assets held under capital leases, included in property, plant and equipment, amounted to $4,489,000 and $4,567,000 (net of accumulated amortization of $836,000 and $758,000) for the years ended December 31, 1995 and 1994, respectively.

  The following is a schedule of future minimum lease payments under capital and operating leases for the five years ending December 31, 2000, together with the present value of net minimum lease payments of capital leases at December 31, 1995:


                                                           Minimum Rentals
                                                   ----------------------------
                                                       Capital       Operating
                                                       Leases         Leases
                                                   ----------------------------
Years Ending December 31,
  1996 .........................................   $  206,000       $  475,000
  1997 .........................................                       382,000
  1998 .........................................                       362,000
  1999 .........................................                       377,000
  2000 .........................................                       380,000
                                                   ---------------------------
Total minimum lease payments ...................      206,000       $1,976,000
                                                                    ==========
Less amount representing interest ..............        6,000
                                                   ----------
Present value of net minimum lease payments ....   $  200,000
                                                   ==========

Note 11. Foreign Operations:

  Foreign currency items included in the Consolidated Financial Statements are as follows:

                                                            December 31
                                                   ----------------------------
                                                        1995           1994
                                                   ----------------------------
Current assets .................................    $13,247,000     $11,329,000
Non-current assets .............................        237,000         233,000
Current liabilities ............................      2,565,000       2,420,000
Non-current liabilities ........................         77,000
Retained earnings ..............................      2,874,000       2,302,000
Cumulative translation adjustment ..............     (1,081,000)     (1,406,000)

                                               Year Ended December 31
                                    -------------------------------------------
                                          1995          1994            1993
                                    -------------------------------------------
Sales ...........................   $12,914,000     $11,859,000     $13,604,000
Net income ......................       572,000         401,000         633,000

Note 12. Business Segment Information:

  The Company is engaged principally in the sale of watches and clocks through the brand names of Bulova, Caravelle and Accutron with substantially all of its sales in the United States and Canada. Substantially all watches and clocks are purchased from foreign suppliers.

  The following table sets forth, for the periods indicated, identifiable assets and certain operating information.

                                               Year Ended December 31
                                    -------------------------------------------
                                         1995            1994           1993
                                    -------------------------------------------

Geographic Area Information:
Net Sales:
  Unaffiliated customers:
    United States ..............    $ 87,535,000    $ 81,865,000   $ 80,276,000
    Canada .....................      12,914,000      11,859,000     13,604,000
    Europe .....................                                         14,000
                                    -------------------------------------------
                                    $100,449,000    $ 93,724,000   $ 93,894,000
                                    ===========================================

  Inter-area sales to affiliates
   (a):
    United States ..............    $  2,664,000    $  1,901,000   $  2,658,000
    Europe .....................                         738,000        741,000
                                    -------------------------------------------
                                    $  2,664,000    $  2,639,000   $  3,399,000
                                    ===========================================

Income (loss) contribution (b):
  United States ................    $  6,676,000    $    796,000   $  2,434,000
  Canada .......................         823,000       1,126,000      1,102,000
  Europe .......................                         (21,000)        20,000
                                    -------------------------------------------
                                    $  7,499,000    $  1,901,000   $  3,556,000
                                    ===========================================

Identifiable assets:
  United States ................    $120,643,000    $139,473,000   $137,510,000
  Canada .......................      13,484,000      11,562,000     11,906,000
  Europe .......................                                        449,000
                                    -------------------------------------------
                                    $134,127,000    $151,035,000   $149,865,000
                                    ===========================================

  (a) Inter-area sales to affiliates are reflected at the cost of the manufacturing location plus a margin. The amount of export sales from the United
States to unaffiliated customers is not material.

  (b) Consists of income (loss) from continuing operations before interest expense, corporate expenses and income taxes.


Note 13. Contingencies and Litigation:

  (a) Environmental Matters - During 1991 the Company settled a lawsuit commenced by the owner of property formerly owned by the Company which sought damages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for alleged environmental contamination at the property. Under the settlement agreement the Company assumed responsibility for the clean-up of the property and agreed to pay to the owner $50,000 per year until the clean-up is completed. Based on the information available at that time, the Company provided $1,000,000 for estimated clean-up costs. In 1992 the Company became aware of additional facts and provided an additional $250,000. The Company received revised cost estimates in 1994 based upon which the Company accrued an additional $484,000 to provide for the minimum level of clean-up expense to be required.

  During 1994 the Company became aware of an environmental contaminate which was discovered in the ground water of a former defense manufacturing facility. The Company accrued $250,000 to provide for the estimated clean-up costs to be required. Additional testing and further evaluation is required before a definitive cost of ultimate clean-up can be determined. Therefore, the liability accrued by the Company may require revisions in the future.

  During the third quarter of 1995, the Company provided for a liability of $150,000 in relation to an environmental condition at a former Jackson Heights, N.Y. watch manufacturing facility which the Company agreed to remediate in October 1995.

  During the fourth quarter of 1995, the Company became aware of an environmental condition at its Woodside, N.Y. facility. Testing and evaluation of the site remain in its preliminary stages. Based upon the information available, the Company provided $100,000 during the fourth quarter of 1995 for the estimated clean-up expense required. Additional testing and further evaluation is required before a definitive cost of ultimate clean up can be determined. Therefore, the liability accrued may require future revisions.

  The estimated environmental liability recognized in the Company's financial statements to date of $2,584,000 represents the minimum of the Company's estimated range in equally likely outcomes; the upper limit of that range is approximately $3,184,000.

  (b) Executive Life - In April 1991 Executive Life Insurance Company ("Executive Life"), the insurance company that had issued annuity policies to the Company's retirees, was placed in conservatorship under the laws of California, the state in which Executive Life is domiciled. The Company has been making up any shortfall which resulted from such conservatorship to those retirees who were not receiving their full retirement payment from Executive Life.

  In 1993 the Superior Court of the State of California approved a revised plan of rehabilitation (the "Revised Plan") for Executive Life. Under the Revised Plan, (i) Aurora National Life Assurance Company ("Aurora") has assumed the obligations of Executive Life under annuity policies for those Company retirees who elect to participate in the Revised Plan, but at a reduced rate and (ii) The National Organization of Life and Health Guaranty Associations ("NOLHGA") on behalf of participating state life and health insurance guaranty associations, has agreed to pay the balance of the original Executive Life annuity obligation with respect to substantially all of the participating retirees. The Company has agreed to make up any remaining shortfall ("Remaining Shortfall") with respect to any participating retiree who does not receive his or her full entitlement from Aurora and NOLHGA.

  In 1993 the Company entered into an agreement with the Department of Labor in which the Department of Labor acknowledged the termination of its investigation concerning the purchase of the Executive Life annuity. Pursuant to that agreement, the Company has amended its retirement plan to make up any Remaining Shortfall. This agreement further provides that should Aurora or NOLHGA fail to pay any amount required to be paid by them under the Revised Plan, the Company would cause such payment to be made.

  (c) Other - In 1994 the Company provided $811,000 to cover the estimated legal and or settlement costs related to an action which was settled in 1995.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.

  None.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant.

  (a) Directors.

                                     Principal Occupations         Director of
                                     During Past Five Years        the Company
        Name           Age           and Other Directorships          Since
------------------------------------------------------------------------------
Andrew H. Tisch .....  46   Chairman of the Board of the Company and   1979
                             Chairman of the Management Committee of
                             Loews's Board of Directors since 1995.
                             Prior thereto he had been Chairman of the
                             Board and Chief Executive Officer of
                             Lorillard Tobacco Company, a wholly owned
                             subsidiary of Loews. Mr. Tisch is also
                             a director of Zale Corporation.
Herbert C. Hofmann ..  53   President and Chief Executive Officer      1979
                             of the Company. Mr. Hofmann is also a
                             director of Diamond Offshore Drilling,
                             Inc. (70% owned subsidiary of Loews)
                             and also serves as Senior Vice President
                             of Loews.
Harry B. Henshel ....  77   Vice Chairman of the Board.                1958
Laurence A. Tisch ...  73   Co-Chairman of the Board and Co-Chief      1979
                             Executive Officer of Loews. Mr. Tisch
                             is also Chief Executive Officer and
                             director of CNA Financial Corporation
                             ("CNA")(84% owned subsidiary of Loews).
                             Mr. Tisch also serves as a director of
                             Automatic Data Processing, Inc. and
                             Federated Department Stores, Inc.
Preston R. Tisch ....  69   Co-Chairman of the Board and Co-Chief      1988
                             Executive Officer of Loews. Mr. Tisch
                             is also a director of CNA, Hasbro, Inc.
                             and Rite Aid Corporation.

  Messrs. Laurence A. Tisch and Preston R. Tisch are brothers and Mr. Andrew H. Tisch is the son of Mr. Laurence A. Tisch. There are no other family relationships among any of the Company's directors.

  Each director serves until the annual meeting of shareholders next succeeding his election and until his successor shall have been duly elected and qualified.

  (b) Executive Officers.

                                                                 First Became
         Name             Position and Offices Held       Age     an Officer
-----------------------------------------------------------------------------
Herbert C. Hofmann ..... President and Chief Executive    53         1985
                          Officer
Warren J. Neitzel ...... General Counsel and Corporate    45         1993
                          Secretary
John T. O'Reilly ....... Controller                       35         1996
Paul S. Sayegh ......... Chief Operating Officer          52         1979

  There are no family relationships among the above. Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors. All officers of the Company, except Mr. O'Reilly, have been engaged actively and continuously in the business of the Company and its subsidiaries for more than the past five years.

  Prior to his appointment as General Counsel and Corporate Secretary, Mr. Neitzel served as Senior Counsel for the Company's former defense subsidiary since 1980.

  Mr. O'Reilly served as Assistant Controller for approximately two years prior to his appointment as Controller. Prior thereto he served, since 1990, as Treasurer of CLAS International, a hotel reservation service affiliated with Loews.

Item 11. Executive Compensation.

  The following table sets forth information for the years indicated regarding the compensation of the chief executive officer and each of the other two most highly compensated executive officers of the Company whose compensation exceeded $100,000 as of December 31, 1995, for services in all capacities to the Company.

                           Summary Compensation Table

          Name and Principal Position                Year            Salary
 ----------------------------------------------------------------------------

Herbert C. Hofmann                                   1995            $   -
 President and Chief Executive Officer (a)           1994                -
                                                     1993                -

Paul S. Sayegh                                       1995             223,000
 Chief Operating Officer                             1994             212,000
                                                     1993             200,000

Warren J. Neitzel                                    1995             130,000
 General Counsel and Corporate Secretary             1994             112,000
                                                     1993             104,108
--------------
(a) Mr. Hofmann is compensated by Loews. Included in the charges to the
Company under a Service Agreement, as discussed in Item 13 of this Form
10-K, was $200,000 for Mr. Hofmann's services in 1995 and 1994. Loews did not charge the Company for Mr. Hofmann's services prior to 1994.

  Information with respect to certain non-cash compensation made available to the Company's executive officers in 1995, has not been included because the incremental costs thereof to the Company was below the Securities and Exchange Commission's required disclosure threshold.

(b) Compensation Pursuant to Plans.

  The Company provides a non-contributory retirement plan (the "Plan") for all employees, except for those covered by Loews's benefit plans, which Plan provides pensions upon retirement at one and one-half per cent of the employee's annual compensation during each year of credited service after December 31, 1976, plus one and one-half per cent of annual compensation for the year 1976 multiplied by the number of years of credited service rendered prior to January 1, 1977. Compensation under the Plan includes all compensation as an employee included in the table above. Pension benefits are not subject to reduction for Social Security benefits or other amounts. The following table shows estimated annual benefits payable upon retirement under the Plan for various amounts of average compensation and years of credited service, based upon retirement in 1995 and a straight life annuity form of pension. Other forms of pension payments are also available under the Plan. Pension benefits may be limited by the Internal Revenue Code.

                                 Estimated Annual Pension for Representative
      Remuneration                         Years of Credited Service
      ------------              --------------------------------------------
                                 15        20        25        30      35
                                 --        --        --        --      --
$ 50,000.................     $11,250   $15,000   $18,750  $ 22,500 $ 26,250
  75,000.................      16,875    22,500    28,125    33,750   39,375
 100,000.................      22,500    30,000    37,500    45,000   52,500
 125,000.................      28,125    37,500    46,875    56,250   65,625
 150,000.................      33,750    45,000    56,250    67,500   78,750
 175,000.................      39,375    52,500    65,625    78,750   91,875
 200,000.................      45,000    60,000    75,000    90,000  105,000
 225,000.................      50,625    67,500    84,375   101,250  118,125


  The years of credited service and the estimated annual retirement benefit payable at normal retirement age for the following officers are as follows:


                                                           Estimated Annual
      Name                      Years                     Retirement Benefit
      ----                      -----                     ------------------
Herbert C. Hofmann*
Warren J. Neitzel                 15                            $50,619
Paul S. Sayegh*

*Not covered under the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  (a) Security Ownership of Certain Beneficial Owners.

  The only person known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's voting securities is Loews, which owns beneficially 4,459,859 shares of the outstanding Common Stock of Registrant as of February 29, 1996 constituting approximately 97% of the total shares of Common Stock outstanding. Loews's principal executive offices are located at 667 Madison Avenue, New York, New York 10021-8087. For information with respect to the principal holders of the outstanding voting securities of Loews, see Item 12 (b) below.

  (b) Security Ownership of Management.

  The following table sets forth certain information, as of February 29, 1996, with respect to the shares of Registrant's Common Stock and shares of Loews Common Stock beneficially owned by each of the directors of the Company and executive officers named above and by all directors and executive officers of the Company as a group:

                                                        Shares of
  Name of Individual       Shares of                      Loews
     or Number of         Common Stock     Percent of    Common    Percent of
   Persons in Group           (1)            Class       Stock(1)    Class
----------------------------------------------------------------------------

Harry B. Henshel .....        100              *
Herbert C. Hofmann ...                                        400(2)     *
Warren J. Neitzel ....
John T. O'Reilly .....
Paul S. Sayegh .......
Andrew H. Tisch ......                                      2,000(3)     *
Laurence A. Tisch ....                                 18,559,912     15.8%
Preston R. Tisch .....                                 18,559,912     15.8%
All directors and
 executive officers as
 a group (8 listed
 above) ..............        100              *       37,122,224     31.5%

* Represents less than 1% of the outstanding shares of stock.

  (1)Except as otherwise indicated, the persons listed as beneficial owners of shares of stock have sole voting and investment power with respect to such shares.

  (2)Does not include 350 shares of Loews Common Stock owned by a child as to which Mr. Hofmann disclaims any beneficial interest.

  (3)In addition, 372 shares of Loews Common Stock are owned by Mr.
Tisch's son, as to which Mr. Tisch disclaims any beneficial interest and 60,000 shares of Loews Common Stock are held by a charitable foundation as to which Mr. Tisch has shared voting and investment power.

Item 13. Certain Relationships and Related Transactions.

  The Company and Loews have entered into a credit agreement (the "Credit Agreement") providing for unsecured loans by Loews, from time to time, in amounts aggregating up to $50,000,000, bearing interest at the rate of 10% per annum currently expiring on June 30, 1997. No amounts are currently outstanding.

  The Company and Loews have entered into a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns which include the Company and its subsidiaries. Under this agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in Loews's consolidated federal income tax return or (ii) pay to Loews an amount, if any, equal to the federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. This agreement may be cancelled by the Company or Loews upon thirty days written notice. Pursuant to this agreement, $55,000 was payable to Loews for the year ended December 31, 1995.

  The Company and Loews have entered into a services agreement pursuant to which Loews provides to the Company various administrative services, including among other things, data processing, purchasing, accounts payable, printing services, tax return preparation and cash management services. In addition, the Company provides Loews with warehousing and printing services. Pursuant to this agreement, each party reimburses the other in an amount not to exceed the allocated cost of the services provided. The Company and Loews paid $700,000 and $149,000, respectively, for services provided during 1995. Although the Company cannot practicably estimate the administrative costs which it would incur on a stand-alone basis, it believes that had the agreement with Loews for administrative services not been in place during 1995, the Company could have incurred costs aggregating between $700,000 and $1,000,000. In addition, the Company has reimbursed to Loews approximately $571,000 in salaries and related employee benefits for 1995 for employees of Loews on loan to the Company.

  The Company participates in blanket insurance policies, primarily relating to property and casualty and general liability insurance, maintained by Loews which cover properties and facilities of Loews and certain of its subsidiaries, including the Company. The Company reimbursed to Loews approximately $492,000 for premiums paid with respect to 1995.

  Certain of the Company's employee health and life insurance benefits are provided by an insurance subsidiary of CNA. Premiums and fees for such insurance amounted to approximately $355,000 for 1995.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) 1. The consolidated financial statements appear above under Item 8. The following additional financial data should be read in conjunction with those financial statements. Schedules not included with these additional financial data have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes to consolidated financial statements.

                                                                      Page
                                                                     Number
                                                                     ------
      2. Financial statement schedules:

Independent Auditors' Report......................................     33
Bulova Corporation and Subsidiaries:
  Schedule II-Valuation and Qualifying Accounts...................     34

  3. Exhibits:                                                      Exhibit
                                Description                          Number
                                -----------                         -------
(3)  Articles of Incorporation and By-Laws

     Restated Certificate of Incorporation, dated May 25, 1964, and filed on August 4, 1964 as Exhibit 3(a) to Amendment No. 2 to
     Registrant's Registration Statement on Form S-1 (Reg. No. 2-22576), incorporated herein by reference. Copies of amendments thereto, dated July 26, 1966, April 22, 1969 and July 2, 1969, incorporated herein by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1980. Copy of Certificate of Change thereto, dated November 25, 1985, incorporated herein by reference to Exhibit 3(a) of Registrant's
     Annual Report on Form 10-K for the year ended December 31, 1985.
     Copy of Certificate of Change thereto, dated July 14, 1987, incorporated herein by reference to Exhibit 3(a) of Registrant's
     Annual Report on Form 10-K for the year ended December 31, 1987.
     Copy of Certificate of Amendment thereto, dated June 16, 1988, incorporated herein by reference to Exhibit 3(a) of Registrant's
     Annual Report on Form 10-K for the year ended December 31, 1988 ..  3(a)

     By-laws currently in effect and incorporated herein by reference to Exhibit 3(b) of Registrant's Annual Report on Form 10-K for
     the year ended December 31, 1984 ...............................   3(b)

(4)  Instruments Defining the Rights of Security Holders, Including
     Indentures

     Registrant hereby agrees to furnish to the Commission upon request copies of instruments with respect to certain long-term debt which have not been filed as an exhibit to this report, pursuant to
     Item 601 (b)(4)(iii) of Regulation S-K.

(10) Material Contracts

     Merger Agreement entered into on January 17, 1995, by Bulova
     Technologies, Inc., a New York corporation ("BTI"), BTI
     Acquisition Corporation, a Delaware corporation, and Bulova
     Corporation, a New York corporation, the form of which was filed as part of Exhibit (2) to Registrant's Report on Form 8-K dated
     January 17, 1995, and incorporated herein by reference .........  10(a)

     Credit Agreement between Loews Corporation and Registrant dated as of September 19, 1979, the form of which was filed as part of
     Exhibit (2) of Item 9(a) of Registrant's Report on Form 10-Q for
     the quarter ended September 30, 1979, and incorporated herein by reference ......................................................  10(b)

     Federal Income Tax Allocation Agreement between Loews Corporation and Registrant dated as of March 12, 1980 and effective April 1,
     1979, incorporated herein by reference to Exhibit 10(b) of
     Registrant's Annual Report on Form 10-K for the year ended
     December 31, 1987 ..............................................  10(c)

     Corporate Services Agreement between Loews Corporation and
     Registrant dated as of January 1, 1987, incorporated herein by reference to Exhibit 10(c) of Registrant's Annual Report on
     Form 10-K for the year ended December 31, 1987 .................  10(d)

                                      30


                                Description                         Number
                                -----------                         -------
(21) Subsidiaries of the Registrant

     List of subsidiaries of Registrant .............................  21*

(27) Financial Data Schedule ........................................  27*

     *Filed herewith

 (b) Reports on Form 8-K:

     There were no reports on Form 8-K for the three months ended December
     31, 1995.

                               SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BULOVA CORPORATION


Dated: March 27, 1996                     By         /s/Paul S. Sayegh
                                              --------------------------------
                                              (Paul S. Sayegh, Chief Operating
                                               Officer and Principal Financial
                                               Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 27, 1996                      By      /s/Herbert C. Hofmann
                                               -------------------------------
                                               (Herbert C. Hofmann, President,
                                                Chief Executive Officer and
                                                Director)


Dated: March 27, 1996                     By        /s/Paul S. Sayegh
                                               -------------------------------
                                               (Paul S. Sayegh, Chief Operating
                                                Officer and Principal Financial
                                                Officer)


Dated: March 27, 1996                     By       /s/John T. O'Reilly
                                               -------------------------------
                                               (John T. O'Reilly, Controller
                                                and Principal Accounting
                                                Officer)


Dated: March 27, 1996                     By       /s/Harry B. Henshel
                                               -------------------------------
                                               (Harry B. Henshel, Director)



Dated: March 27, 1996                     By        /s/Andrew H. Tisch
                                              --------------------------------
                                               (Andrew H. Tisch, Director)



Dated: March 27, 1996                     By      /s/Laurence A. Tisch
                                              --------------------------------
                                               (Laurence A. Tisch, Director)


Dated: March 27, 1996                     By       /s/Preston R. Tisch
                                              --------------------------------
                                               (Preston R. Tisch, Director)

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Shareholders of Bulova Corporation:

  We have audited the accompanying consolidated balance sheets of Bulova
Corporation and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995.
Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bulova Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Deloitte & Touche LLP

New York, New York
February 14, 1996

                                                          Schedule II


                       BULOVA CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts


         Column A               Column B     Column C     Column D   Column E
         --------               --------     --------     --------   --------
                                             Additions
                                Balance at   charged to              Balance at
                                beginning    costs and                 end of
       Description              of Period    expenses    Deductions    Period
       -----------             -------------------------------------------------

                                             Year Ended December 31, 1995

Allowance for doubtful
 accounts ...................  $3,022,000  $  872,000   $1,182,000(a) $2,712,000
Allowance for cash discounts      455,000   1,302,000    1,323,000       434,000
                               -------------------------------------------------
                               $3,477,000  $2,174,000   $2,505,000    $3,146,000
                               =================================================
Allowance for loss on
 investment in unconsolidated
 subsidiary .................  $  529,000                             $  529,000
                               ==========                             ==========
                                            Year Ended December 31, 1994

Allowance for doubtful
 accounts ...................  $2,563,000 $1,675,000    $1,216,000(a) $3,022,000
Allowance for cash discounts      391,000    902,000       838,000       455,000
                               -------------------------------------------------
                               $2,954,000 $2,577,000    $2,054,000    $3,477,000
                               =================================================
Allowance for loss on
 investment in unconsolidated
 subsidiary .................  $  529,000                             $  529,000
                               ==========                             ==========
                                            Year Ended December 31, 1993

Allowance for doubtful
 accounts ..................   $2,709,000 $1,946,000    $2,092,000(a) $2,563,000
Allowance for cash discounts      358,000  1,316,000     1,283,000       391,000
                               -------------------------------------------------
                               $3,067,000 $3,262,000    $3,375,000    $2,954,000
                               =================================================
Allowance for loss on
 investment in unconsolidated
 subsidiary .................  $  529,000                             $  529,000
                               ==========                             ==========
-------------
(a) Includes doubtful accounts written off net of recoveries.

