Form 10-Q
period 1996-03-31
BULOVA CORP
filed 1996-05-10
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

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

          Class                                    Outstanding at May 3, 1996
- ---------------------------                      -------------------------------
Common stock, $5 par value                              4,599,249 shares

================================================================================

                                    INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      March 31, 1996 and December 31, 1995  .......................       3

    Consolidated Condensed Statements of Income -
      Three months ended March 31, 1996 and 1995  .................       4

    Consolidated Condensed Statements of Cash Flows-
      Three months ended March 31, 1996 and 1995  .................       5

    Notes to Consolidated Condensed Financial Statements ..........       6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ...........................       8

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  .......................       9

    Exhibit 27--Financial Data Schedule for the three months ended
       March 31, 1996  ............................................      11

                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                               Bulova Corporation and Subsidiaries
                              Consolidated Condensed Balance Sheets
                                      (Amounts in thousands)

                                                                        March 31,  December 31,
                                                                          1996         1995
                                                                        -----------------------
                                        Assets
                                        ------

Current assets:
  Cash .........................................................         $ 12,262      $  5,963
  Investment in U.S. Government securities .....................            9,825
  Accounts and notes receivable-net ............................           36,959        50,958
  Inventories ..................................................           40,033        38,914
  Prepaid expenses .............................................            1,261         1,453
  Deferred income taxes ........................................            7,193         7,470
                                                                         ----------------------
      Total current assets .....................................          107,533       104,758
                                                                         ----------------------
Property, plant and equipment-net ..............................           12,120        12,260
                                                                         ----------------------
Other assets:
  Deferred income taxes ........................................           16,643        16,711
  Other ........................................................              419           398
                                                                         ----------------------
      Total other assets .......................................           17,062        17,109
                                                                         ----------------------
      Total assets .............................................         $136,715      $134,127
                                                                         ======================

                            Liabilities and Shareholders' Equity
                            ------------------------------------

Current liabilities:
  Current installments of long-term debt .......................         $    200      $    200
  Accounts payable .............................................            3,622         3,351
  Accrued expenses .............................................           12,560        14,142
  Accrued federal and foreign income taxes .....................               66            55
                                                                         ----------------------
      Total current liabilities ................................           16,448        17,748
                                                                         ----------------------
Other liabilities and credits:
  Postretirement benefits payable ..............................           43,176        43,143
  Pension benefits payable .....................................            4,511         4,712
  Other ........................................................            6,582         3,061
                                                                         ----------------------
      Total other liabilities and credits ......................           54,269        50,916
                                                                         ----------------------
Shareholders' equity ...........................................           65,998        65,463
                                                                         ----------------------
      Total liabilities and shareholders' equity ...............         $136,715      $134,127
                                                                         ======================

See accompanying Notes to Consolidated Condensed Financial Statements.


                               Bulova Corporation and Subsidiaries
                           Consolidated Condensed Statements of Income
                          (Amounts in thousands, except per share data)


                                                                       Three Months Ended
                                                                            March 31,
                                                                       1996         1995
                                                                     ---------------------
Revenues:
  Net sales ....................................................     $24,346       $22,855
  Interest, royalties and other ................................       1,198         1,102
                                                                     ---------------------
      Total revenues ...........................................      25,544        23,957
                                                                     ---------------------

Expenses:
  Cost of sales ................................................      15,045        14,354
  Selling, general and administrative ..........................       9,298         9,481
                                                                     ---------------------
      Total expenses ...........................................      24,343        23,835
                                                                     ---------------------

Income from operations before income tax expense ...............       1,201           122
Income tax expense .............................................        (500)          (57)
                                                                     ---------------------
Income from operations .........................................         701            65

Gain on disposal of discontinued operations of BTI (net of tax
  of $195) .....................................................                       363
                                                                     ---------------------
Net income .....................................................     $   701       $   428
                                                                     =====================

Net income per share:
  Income from operations .......................................     $   .15       $   .01
  Gain on disposal of discontinued operations of BTI ...........                       .08
                                                                     ---------------------
Net income .....................................................     $   .15       $   .09
                                                                     =====================

Weighted average number of shares outstanding ..................       4,599         4,599
                                                                     =====================

See accompanying Notes to Consolidated Condensed Financial Statements.


                                Bulova Corporation and Subsidiaries
                          Consolidated Condensed Statements of Cash Flows
                                     (Amounts in thousands)


                                                                       Three Months Ended
                                                                            March 31,
                                                                       1996           1995
                                                                     ----------------------

Operating Activities:
  Net income ...................................................     $   701      $    428
  Adjustments to reconcile net income to net cash provided
   by operating activities .....................................       1,082         4,065
  Amortization of investments ..................................         (68)
  Gain on disposition of assets ................................         (17)
  Gain on disposal of BTI ......................................                      (558)
  Changes in assets and liabilities-net:
    Receivables ................................................      13,436         8,203
    Inventories ................................................      (1,119)         (744)
    Prepaid expenses ...........................................         192           138
    Other assets ...............................................         (21)          (89)
    Accounts payable and accrued expenses ......................      (1,311)       (1,800)
    Accrued federal and foreign income taxes ...................          11        (1,768)
    Other liabilities and credits ..............................       3,200           914
                                                                     ---------------------
                                                                      16,086         8,789
                                                                     ---------------------

Investing Activities:
  Proceeds from disposal of BTI ................................                    20,810
  Purchases of U.S. Government securities ......................      (9,770)
  Proceeds from sale of property, plant and equipment ..........          17
  Purchases of property, plant and equipment ...................         (34)          (40)
                                                                     ---------------------
                                                                      (9,787)       20,770
                                                                     ---------------------

Financing Activities:
  Principal payments on debt to affiliate ......................                   (19,000)
                                                                     ---------------------
                                                                                   (19,000)
                                                                     ---------------------

Net change in cash .............................................       6,299        10,559
Cash, beginning of period ......................................       5,963         3,857
                                                                     ---------------------
Cash, end of period ............................................     $12,262      $ 14,416
                                                                     =====================

See accompanying Notes to Consolidated Condensed Financial Statements.

                       Bulova Corporation and Subsidiaries
                 Notes to Consolidated Condensed Financial Statements

 1. See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 27, 1996.

 2. There have been no changes in significant accounting policies since December 31, 1995. In addition, certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1996.

 3. In 1991, the Company and a third party commenced an arbitration proceeding before the Netherlands Arbitration Institute contesting the attempt of Benetton International N.V. ("Benetton") to prematurely terminate the License Agreement for "Benetton by Bulova" timepieces and seeking damages in relation thereto. (The License Agreement subsequently terminated in 1994). The arbitral panel determined that Benetton was not entitled to terminate the License Agreement prior to the expiration of its term and awarded damages to the Company in relation thereto. Benetton has commenced proceedings in the Dutch courts seeking to overturn the arbitral award on a number of grounds and, pending the outcome of those proceedings, to suspend enforcement of the damages award. The Dutch courts have refused to suspend enforcement of the damage award and on February 12, 1996, the Company received approximately $3,857,000 thereunder which represents damages, costs and interest. The funds received by the Company are subject to return by the Company together with interest, if the Dutch courts ultimately uphold Benetton's petition to overturn the arbitral award. Accordingly the Company has recorded a deferred credit during the first quarter in the amount of $3,874,000.

 4. On January 17, 1995 the Company sold its industrial and defense manufacturing business, Bulova Technologies, Inc. ("BTI") for $20,810,000 in cash. The sale resulted in a pre-tax and after tax gain of $558,000 and $363,000, respectively, which was recorded in the first quarter of 1995. The Company applied $18,000,000 of the consideration received to the repayment of the debt to affiliate.

 5. Income taxes for the three months ended March 31, 1996 and 1995 include federal tax expense to the Company of $66,000, and $243,000, respectively, related to the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews").

    See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1995.

 6. Loews provides administrative and managerial services for which the Company was charged $175,000 for each of the three months ended March 31, 1996 and 1995. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. If the Company incurred these costs on a stand alone basis, it believes the costs incurred could aggregate between $175,000 and $250,000.

 7. The Company's inventories are comprised of the following:


                                                        March 31,  December 31,
                                                          1996         1995
                                                       ------------------------
                                                            (In thousands)

    Watches and clocks ...........................      $37,673        $35,914
    Other ........................................        2,360          3,000
                                                        ----------------------
        Total ....................................      $40,033        $38,914
                                                        ======================

 8.  Shareholders' equity:

                                                        March 31,  December 31,
                                                          1996         1995
                                                       ------------------------
                                                             (In thousands)

    Common stock .................................      $22,999        $22,999
    Additional paid-in capital ...................       23,197         23,197
    Retained earnings ............................       21,478         20,777
    Cumulative translation adjustment ............       (1,234)        (1,081)
    Pension lability adjustment ..................         (424)          (424)
    Unrealized depreciation ......................          (13)
                                                        ----------------------
        Total ....................................       66,003         65,468
    Less treasury stock, at cost .................            5              5
                                                        ----------------------
        Total shareholders' equity ...............      $65,998        $65,463
                                                        ======================

 9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the three months ended March 31, 1996 and 1995, respectively.

    Results of operations for the first quarter of each of the years is not necessary indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------

Liquidity and Capital Resources:

In the first quarter of 1996, the Company received approximately $3,857,000 in relation to an arbitration proceeding regarding a license agreement, the retention of which is subject to final resolution of appeals now pending. See
Note 3 of the Notes to Consolidated Condensed Financial Statements.

For a number of years the Company has relied on Loews, which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company has not been able to meet through internally generated funds. In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans in amounts aggregating up to $50,000,000. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the Company and Loews. The Credit Agreement currently expires June 30, 1997.

The Company has repaid all its indebtedness to Loews from the proceeds of the sale of a subsidiary in January 1995. See Note 4 of the Notes to Consolidated Condensed Financial Statements. It is expected that the Company's working capital needs for 1996 will be provided from internally generated funds.

The Company generated net cash flow from operations of $16,086,000 and $8,789,000 for the three months ended March 31, 1996 and 1995, respectively. This increase is due primarily to increased collections from customers and the arbitration judgment discussed above, partially offset by an increase in inventory purchases of approximately $1,172,000.

The Company purchased U.S. Treasury bills for $9,770,000 in cash during the three months ended March 31, 1996. The securities mature in August 1996 and are classified as available for sale.

Results of Operations:

Total revenues increased $1,587,000, or 6.6%, for the three months ended March 31, 1996 as compared to the prior year.

Watch and clock revenue increased $1,491,000, or 6.5%, for the three months ended March 31, 1996, as compared to 1995. The increase is due to overall higher unit prices and sales volume. Unit prices increased 7.4%, while unit volume increased 2.1%, as compared to 1995. The watch and clock revenue increase is attributable to the Bulova watch brand, partially offset by the decline in clock sales volume for the three months ended March 31, 1996, as compared to the prior year.

Royalties, interest and other revenues increased $96,000, or 8.7%, for the three months ended March 31, 1996, as compared to 1995. The increase is primarily attributable to increased royalty income. The Company recognized $916,000 and $830,000 in royalty income for the first quarter of 1996 and 1995, respectively. Royalty income represents payments by a distributor and licensees in Europe, the Far East and South America.

Cost of sales as a percentage of net sales decreased 1.0% as compared to the prior year. The decrease is attributable to a change in the product sales mix and improved procurement practices. Selling, general and administrative expenses as a percentage of net sales decreased 3.3% as compared to 1995. This decrease represents management's efforts to control discretionary costs.

Income from operations before income taxes increased $1,079,000 as compared to the prior year. The increase in gross profit and income from operations is primarily attributable to the price increase described above, a favorable product mix and reduced discretionary costs.

The Company imports most of its watch and clock products. Foreign currency fluctuations therefore, can have a material impact on operations. Approximately 10% of the Company's purchases are denominated in Japanese yen. As a result of hedging practices adopted by the Company, foreign currency fluctuations have not had a material impact on the results of the operations for the quarters ended March 31, 1996 and 1995. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Corporate

  Related Parties - Loews has provided administrative services for which the Company paid $175,000 for the quarters ended March 31, 1995 and 1994. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. Management believes that these costs, if incurred on a stand-alone basis, could aggregate between $175,000 and $250,000.


                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a) Exhibits --

      (27) Financial Data Schedule for the three months ended March 31, 1996.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1996.

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



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated: May 10, 1996                              By: /s/ Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)