Form 10-Q
period 1996-06-30
BULOVA CORP
filed 1996-08-14
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

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

                       Yes      X               No
                            ---------              ---------

          Class                                    Outstanding at August 5, 1996
- ---------------------------                        -----------------------------
Common stock, $5 par value                                4,599,249 shares

===============================================================================

                                    INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      June 30, 1996 and December 31, 1995  ........................       3

    Consolidated Condensed Statements of Income-
      Three and six months ended June 30, 1996 and 1995  ..........       4

    Consolidated Condensed Statements of Cash Flows-
      Six months ended June 30, 1996 and 1995  ....................       5

    Notes to Consolidated Condensed Financial Statements ..........       6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ...........................       8

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  .......................       9

    Exhibit 27--Financial Data Schedule for the six months ended
     June 30, 1996  ...............................................      11

                                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                               Bulova Corporation and Subsidiaries
                              Consolidated Condensed Balance Sheets
                                      (Amounts in thousands)

                                                                     June 30,     December 31,
                                                                       1996            1995
                                                                    -------------------------
                                        Assets
                                        ------

Current assets:
  Cash .........................................................     $ 11,131        $  5,963
  Investment in U.S. Government securities .....................        9,955
  Accounts and notes receivable-net ............................       39,481          50,958
  Inventories, principally watches and clocks ..................       39,500          38,914
  Prepaid expenses .............................................        1,435           1,453
  Deferred income taxes ........................................        7,133           7,470
                                                                     ------------------------
      Total current assets .....................................      108,635         104,758
                                                                     ------------------------
Property, plant and equipment-net ..............................       11,988          12,260
                                                                     ------------------------
Other assets:
  Deferred income taxes ........................................       16,567          16,711
  Other ........................................................          428             398
                                                                     ------------------------
      Total other assets .......................................       16,995          17,109
                                                                     ------------------------
      Total assets .............................................     $137,618        $134,127
                                                                     ========================

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
  Accounts payable .............................................     $  3,362        $  3,351
  Accrued expenses .............................................       13,449          14,142
  Accrued federal and foreign income taxes .....................          241              55
  Current installments of long-term debt .......................                          200
                                                                     ------------------------
      Total current liabilities ................................       17,052          17,748
                                                                     ------------------------
Other liabilities and credits:
  Postretirement benefits payable ..............................       43,133          43,143
  Pension benefits payable .....................................        4,310           4,712
  Other ........................................................        6,439           3,061
                                                                     ------------------------
      Total other liabilities and credits ......................       53,882          50,916
                                                                     ------------------------
Shareholders' equity ...........................................       66,684          65,463
                                                                     ------------------------
      Total liabilities and shareholders' equity ...............     $137,618        $134,127
                                                                     ========================

See accompanying Notes to Consolidated Condensed Financial Statements.


                               Bulova Corporation and Subsidiaries
                           Consolidated Condensed Statements of Income
                          (Amounts in thousands, except per share data)


                                                        Three Months Ended     Six Months Ended
                                                             June 30,               June 30,
                                                         1996       1995       1996        1995
                                                       -----------------------------------------
Revenues:
  Net sales ......................................     $22,666     $20,191    $47,012    $43,046
  Interest, royalties and other ..................       1,297       5,321      2,495      6,423
                                                       -----------------------------------------
      Total revenues .............................      23,963      25,512     49,507     49,469
                                                       -----------------------------------------

Expenses:
  Cost of sales ..................................      13,903      13,703     28,948     28,057
  Selling, general and administrative ............       9,027       8,045     18,325     17,526
                                                       -----------------------------------------
      Total expenses .............................      22,930      21,748     47,273     45,583
                                                       -----------------------------------------

Income from operations before income tax expense .       1,033       3,764      2,234      3,886
Income tax expense ...............................        (363)     (3,077)      (863)    (3,134)
                                                       -----------------------------------------
Income from operations ...........................         670         687      1,371        752

Gain on disposal of discontinued operations of BTI
 (net of tax of $195) ............................                                           363
                                                       -----------------------------------------
Net income  ......................................     $   670     $   687    $ 1,371    $ 1,115
                                                       =========================================

Net income per share:
  Income from operations .........................     $   .15     $   .15    $   .30    $   .16
  Gain on disposal of discontinued operations of
   BTI ...........................................                                           .08
                                                       -----------------------------------------
  Net income .....................................     $   .15     $   .15    $   .30    $   .24
                                                       =========================================

Weighted average number of shares outstanding ....       4,599       4,599      4,599      4,599
                                                       =========================================

See accompanying Notes to Consolidated Condensed Financial Statements.


                                Bulova Corporation and Subsidiaries
                          Consolidated Condensed Statements of Cash Flows
                                     (Amounts in thousands)


                                                                        Six Months Ended
                                                                             June 30,
                                                                       1996           1995
                                                                     ----------------------

Operating Activities:
  Net income ...................................................     $  1,371       $ 1,115
  Adjustments to reconcile net income to net cash provided by
   operating activities ........................................        1,990         4,783
  Amortization of investments ..................................         (188)
  Gain on disposition of assets ................................          (34)
  Gain on sale of BTI ..........................................                       (558)
  Changes in assets and liabilities-net:
    Receivables ................................................       10,312         5,792
    Inventories ................................................         (586)       (5,796)
    Prepaid expenses ...........................................           18          (438)
    Other assets ...............................................          (30)         (118)
    Accounts payable and accrued expenses ......................         (682)       (3,151)
    Accrued federal and foreign income taxes ...................          186            10
    Other liabilities and credits ..............................        2,819         1,570
                                                                     ----------------------
                                                                       15,176         3,209
                                                                     ----------------------

Investing Activities:
  Purchases of U.S. Government securities ......................       (9,770)       (4,793)
  Purchases of property, plant and equipment ...................          (72)         (115)
  Proceeds from disposal of property, plant and equipment ......           34
  Proceeds from disposal of BTI ................................                     20,810
                                                                     ----------------------
                                                                       (9,808)       15,902
                                                                     ----------------------

Financing Activities:
  Principal payments on long-term debt .........................         (200)         (200)
  Principal payments on debt to affiliate ......................                    (19,000)
                                                                     ----------------------
                                                                         (200)      (19,200)
                                                                     ----------------------

Net change in cash .............................................        5,168           (89)
Cash, beginning of period ......................................        5,963         3,857
                                                                     ----------------------
Cash, end of period ............................................     $ 11,131       $ 3,768
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

3. In 1991, the Company and a third party commenced an arbitration proceeding before the Netherlands Arbitration Institute contesting the attempt of Benetton International N.V. ("Benetton") to prematurely terminate the License Agreement for "Benetton by Bulova" timepieces and seeking damages in relation thereto. (The License Agreement subsequently terminated in 1994). The arbitral panel determined that Benetton was not entitled to terminate the License Agreement prior to the expiration of its term and awarded damages to the Company in relation thereto. Benetton has commenced proceedings in the Dutch courts seeking to overturn the arbitral award on a number of grounds and, pending the outcome of those proceedings, to suspend enforcement of the damages award. The Dutch courts have refused to suspend enforcement of the damage award and on February 12, 1996, the Company received approximately $3,857,000 thereunder which represented damages, costs and interest. The funds received are subject to return, with interest, if the Dutch courts ultimately uphold Benetton's petition to overturn the arbitral award. As a result, the Company has deferred recognition of the award and recorded a deferred credit.

4. On January 17, 1995 the Company sold its industrial and defense manufacturing business, Bulova Technologies, Inc. ("BTI") for $20,810,000 in cash. The sale resulted in a pre-tax and after tax gain of $558,000 and $363,000, respectively, which was recorded in the first quarter of 1995. The Company applied $18,000,000 of the consideration received to the repayment of the debt to affiliate.

5. Income taxes for the three and six months ended June 30, 1996 and 1995 include federal tax expense to the Company of $175,000, $3,485,000, $241,000 and $3,242,000, respectively, related to the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews").

    Additionally, during the second quarter of 1995, the Company reached a tax settlement in connection with the examination of the Loews consolidated tax returns for the 1984 through 1990 tax years. As a result of the settlement, the Company received $4,200,000 of interest income and recorded $1,772,000 of tax expense caused by the limitation on the utilization of certain tax attributes. This transaction resulted in pre-tax and after tax income of $4,200,000 and $958,000, respectively, for the three and six months ended June 30, 1995.

    See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1995.

 6. Loews provides administrative and managerial services for which the Company was charged $190,000, $175,000, $365,000 and $350,000 for the three and six months ended June 30, 1996 and 1995. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. If the Company incurred these costs on a stand alone basis, it believes the costs incurred could aggregate between $365,000 and $500,000.

 7. Shareholders' equity:

                                                        June 30,  December 31,
                                                          1996         1995
                                                        ----------------------
                                                             (In thousands)

     Common stock ..................................    $22,999        $22,999
     Additional paid-in capital ....................     23,197         23,197
     Retained earnings .............................     22,148         20,777
     Cumulative translation adjustment .............     (1,228)        (1,081)
     Pension liability adjustment ..................       (424)          (424)
     Unrealized depreciation .......................         (3)
                                                        ----------------------
        Total ......................................     66,689         65,468
     Less treasury stock, at cost ..................          5              5
                                                        ----------------------
        Total shareholders' equity .................    $66,684        $65,463
                                                        ======================

 8. The Company is responsible for the clean-up of certain environmental conditions at its current facility as well as certain former manufacturing facilities. The environmental liability recognized in the Company's financial statements to date of $2,584,000 represents the minimum of the Company's estimated range of equally likely outcomes, the upper limit of that range is approximately $3,184,000.

    See Note 13 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1995.

 9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995 and the results of operations for the three and six months and changes in cash flows for the six months ended
    June 30, 1996 and 1995, respectively.

    Results of operations for the second quarter and first six months of each of the years is not necessary indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
- --------------------------------------------------------------------------------

Liquidity and Capital Resources:

In the first quarter of 1996, the Company received approximately $3,857,000 in cash which represented damages, costs and interest, as a result of the arbitration proceedings from Benetton International, N.V. regarding premature termination of a licensing agreement with the Company. See Note 3 of the Notes to Consolidated Condensed Financial Statements.

For a number of years the Company has relied on Loews, which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company had not been able to meet through internally generated funds. In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans in amounts aggregating up to $50,000,000. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the Company and Loews. The Credit Agreement currently expires June 30, 1998.

In 1995 the Company repaid its debt to Loews from the proceeds of its sale of BTI in January 1995. See Note 4 of the Notes to Consolidated Condensed Financial Statements. It is expected that working capital needs will be provided from internally generated funds in 1996.

The Company generated net cash flow from operations of $15,176,000 and $3,209,000 for the six months ended June 30, 1996 and 1995, respectively. This increase is due primarily to increased collections from customers and the arbitration judgment discussed above.

The Company purchased U.S. Treasury bills for $9,770,000 in cash during the first quarter of 1996. The securities mature in August 1996 and are classified as available for sale.

Results of Operations:

Total revenues decreased $1,549,000, or 6.1%, and increased $38,000, or 0.1%, for the three and six months ended June 30, 1996 as compared to the prior year.

Watch and clock revenues increased $2,475,000, or 12.3%, and $3,966,000, or 9.2%, for the three and six months ended June 30, 1996, as compared to 1995. The increase primarily reflects growth in unit sales of the Company's Bulova and Caravelle brands. In addition, effective January 1, 1996, the Company increased prices, primarily on the Bulova brand, which contributed to the increased revenues.

Royalties, interest and other revenues declined as compared to the prior year due to the $4,200,000 of interest income recognized during the second quarter of 1995, related to the tax audit adjustment discussed above. Exclusive of that transaction, royalties, interest and other revenues increased $176,000, or 15.7%, and $272,000, or 12.2% for the three and six months ended June 30, 1996, as compared to 1995 due primarily to higher royalty income. The Company recognized $941,000, $790,000, $1,857,000 and $1,620,000 in royalty income for the three and six months ended June 30, 1996 and 1995, respectively. Royalty income represents payments by a distributor and licensees in Europe, the Far East and South America.

Gross profit on net sales for the three and six months ended June 30, 1996 was 38.7% and 38.4%, as compared to 32.1% and 34.8% for the corresponding periods of the prior year. This increase is attributed to the price increase discussed above, in conjunction with a favorable change in the product sales mix.

Income from continuing operations before income taxes declined as compared to the prior year due to the $4,200,000 of interest income recognized during the second quarter of 1995, related to the tax audit adjustment discussed above. Exclusive of that transaction, income from continuing operations before income taxes increased $1,469,000 and $2,548,000 for the three and six months ended June 30, 1996, as compared to the prior year.

Income taxes for the three and six months ended June 30, 1995 include $1,772,000 expense caused by the limitation on the utilization of certain tax attributes in connection with the tax audit adjustment.

The Company imports most of its watch and clock products. Foreign currency fluctuations therefore, can have a material impact on operations. Approximately 10% of the Company's purchases are denominated in Japanese yen. As a result of hedging practices adopted by the Company, foreign currency fluctuations have not had a material impact on the results of operations for the three and six months ended June 30, 1996 and 1995. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Corporate

Related Parties - Loews has provided administrative services for which the Company paid $190,000, $175,000, $365,000 and $350,000 for the three and six months ended June 30, 1996 and 1995. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. Management believes that these costs, if incurred on a stand-alone basis, could aggregate between $365,000 and $500,000.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a) Exhibits -- (27) Financial Data Schedule for the six months ended June 30, 1996.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1996.

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



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated: August 14, 1996                           By: /s/  Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)