Form 10-Q
period 1996-09-30
BULOVA CORP
filed 1996-11-14
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

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

                 ONE BULOVA AVENUE, WOODSIDE,  N.Y. 11377-7874
            ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (718) 204-3300
            ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                NOT APPLICABLE
            ------------------------------------------------------
              (Former name, former address and former fiscal year,
               if changed since last report)

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

          Class                                  Outstanding at November 1, 1996
---------------------------                      -------------------------------
Common stock, $5 par value                              4,599,249 shares

================================================================================

                                    INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      September 30, 1996 and December 31, 1995  ...................       3

    Consolidated Condensed Statements of Income-
      Three and nine months ended September 30, 1996 and 1995  ....       4

    Consolidated Condensed Statements of Cash Flows-
      Nine months ended September 30, 1996 and 1995  ..............       5

    Notes to Consolidated Condensed Financial Statements ..........       6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ...........................       9

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  .......................      11

    Exhibit 27--Financial Data Schedule for the nine months ended
       September 30, 1996  ........................................      13

                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                               Bulova Corporation and Subsidiaries
                              Consolidated Condensed Balance Sheets
                                      (Amounts in thousands)

                                                                     September 30, December 31,
                                                                         1996          1995
                                                                    ---------------------------
                                          Assets
                                          ------

Current assets:
  Cash .........................................................       $ 11,787      $  5,963
  Investment in U.S. Government securities .....................          4,914
  Accounts and notes receivable-net ............................         50,482        50,958
  Inventories, principally watches and clocks ..................         37,259        38,914
  Prepaid expenses .............................................          3,421         1,453
  Deferred income taxes ........................................          6,846         7,470
                                                                       ----------------------
      Total current assets .....................................        114,709       104,758
                                                                       ----------------------
Property, plant and equipment-net ..............................         11,882        12,260
                                                                       ----------------------
Other assets:
  Deferred income taxes ........................................         16,094        16,711
  Other ........................................................            416           398
                                                                       ----------------------
      Total other assets .......................................         16,510        17,109
                                                                       ----------------------
      Total assets .............................................       $143,101      $134,127
                                                                       ======================

                            Liabilities and Shareholders' Equity
                            ------------------------------------

Current liabilities:
  Accounts payable .............................................       $  4,264      $  3,351
  Accrued expenses .............................................         13,683        14,142
  Accrued federal and foreign income taxes .....................          1,445            55
  Current installments of long-term debt .......................                          200
                                                                       ----------------------
      Total current liabilities ................................         19,392        17,748
                                                                       ----------------------
Other liabilities and credits:
  Postretirement benefits payable ..............................         41,946        43,143
  Pension benefits payable .....................................          4,109         4,712
  Other ........................................................          7,070         3,061
                                                                       ----------------------
      Total other liabilities and credits ......................         53,125        50,916
                                                                       ----------------------
Shareholders' equity ...........................................         70,584        65,463
                                                                       ----------------------
      Total liabilities and shareholders' equity ...............       $143,101      $134,127
                                                                       ======================

See accompanying Notes to Consolidated Condensed Financial Statements.


                               Bulova Corporation and Subsidiaries
                         Consolidated Condensed Statements of Income
                          (Amounts in thousands, except per share data)


                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                         1996        1995       1996        1995
                                                       -----------------------------------------

Revenues:
  Net sales ......................................     $32,980     $25,857    $79,992    $68,903
  Interest, royalties and other ..................       1,761       1,257      4,256      7,680
                                                       -----------------------------------------
      Total revenues .............................      34,741      27,114     84,248     76,583
                                                       -----------------------------------------

Expenses:
  Cost of sales ..................................      18,888      15,805     47,836     43,862
  Selling, general and administrative ............       9,990       9,936     28,315     27,462
                                                       -----------------------------------------
      Total expenses .............................      28,878      25,741     76,151     71,324
                                                       -----------------------------------------

Income from operations before income tax expense .       5,863       1,373      8,097      5,259
Income tax expense ...............................      (1,980)       (508)    (2,843)    (3,642)
                                                       -----------------------------------------
Income from operations ...........................       3,883         865      5,254      1,617

Gain on disposal of discontinued operations of BTI
 (net of tax of $195) ............................                                           363
                                                       -----------------------------------------
Net income .......................................     $ 3,883     $   865    $ 5,254    $ 1,980
                                                       =========================================

Net income per share:
  Income from continuing operations ..............     $   .84     $   .19    $  1.14    $   .35
  Gain of disposal of discontinued operations of
   BTI ...........................................                                           .08
                                                       -----------------------------------------
Net income .......................................     $   .84     $   .19    $  1.14    $   .43
                                                       =========================================

Weighted average number of shares outstanding ....       4,599       4,599      4,599      4,599
                                                       =========================================

See accompanying Notes to Consolidated Condensed Financial Statements.

                                Bulova Corporation and Subsidiaries
                          Consolidated Condensed Statements of Cash Flows
                                     (Amounts in thousands)


                                                                         Nine Months Ended
                                                                           September 30,
                                                                         1996          1995
                                                                    ---------------------------

Operating Activities:
  Net income ...................................................       $  5,254      $  1,980
  Adjustments to reconcile net income to net cash provided
   by operating activities .....................................          3,674         5,105
  Changes in assets and liabilities-net:
    Receivables ................................................         (1,771)        5,446
    Inventories ................................................          1,655        (6,874)
    Prepaid expenses ...........................................         (1,968)       (1,975)
    Other assets ...............................................            (18)          (98)
    Accounts payable and accrued expenses ......................            454        (1,791)
    Accrued federal and foreign income taxes ...................          1,390          (656)
    Other liabilities and credits ..............................          2,074           978
                                                                       ----------------------
                                                                         10,744         2,115
                                                                       ----------------------

Investing Activities:
  Purchases of U.S. Government securities ......................        (14,639)       (5,655)
  Proceeds from sale of U.S. Government securities .............         10,000           775
  Purchases of property, plant and equipment ...................           (130)         (154)
  Proceeds from disposal of property, plant and equipment ......             49
  Proceeds from disposal of BTI ................................                       20,810
                                                                       ----------------------
                                                                         (4,720)       15,776
                                                                       ----------------------

Financing Activities:
  Principal payments on long-term debt .........................           (200)         (200)
  Principal payments on debt to affiliate.......................                      (19,000)
                                                                       ----------------------
                                                                           (200)      (19,200)
                                                                       ----------------------

Net change in cash .............................................          5,824        (1,309)
Cash, beginning of period ......................................          5,963         3,857
                                                                       ----------------------
Cash, end of period ............................................       $ 11,787      $  2,548
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

4. As discussed in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1995, the Company maintains postretirement benefit health care plans. The Company adopted certain amendments to its plans. These amendments adjusted the cost sharing provisions including copayments, deductibles and payment limits. As a result of the amendments adopted by the Company and a revised actuarial estimate received in the third quarter, a credit of $1,194,000 was recorded.

5. During the third quarter the Company revised its estimated liability related to the Executive Life shortfall and, as a result, recorded a credit of $430,000. See Note 13 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1995.

6. On January 17, 1995 the Company sold its industrial and defense manufacturing business, Bulova Technologies, Inc. ("BTI") for $20,810,000 in cash. The sale resulted in a pre-tax and after tax gain of $558,000 and $363,000, respectively, which was recorded in the first quarter of 1995. The Company applied $18,000,000 of the consideration received to the repayment of the debt to affiliate.

7. Income taxes for the three and nine months ended September 30, 1996 and 1995 include federal tax expense (benefit) to the Company of $1,445,000, ($336,000), $1,686,000 and $2,906,000, respectively, related to the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews").

    Additionally, during the second quarter of 1995, the Company reached a tax settlement in connection with the examination of the Loews consolidated tax returns for the 1984 through 1990 tax years. As a result of the settlement, the Company received $4,200,000 of interest income and recorded $1,772,000 of tax expense caused by the limitation on the utilization of certain tax attributes. This transaction resulted in pre-tax and after tax income of $4,200,000 and $958,000, respectively, for the nine months ended September 30, 1995. All amounts due from Loews in connection with tax receivables through 1990 were received by the Company in August 1995.

    See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1995.

8. Loews provides administrative and managerial services for which the Company was charged $183,000, $175,000, $548,000 and $525,000 for the three and nine months ended September 30, 1996 and 1995, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. If the Company incurred these costs on a stand-alone basis, it believes the costs incurred could aggregate between $548,000 and $750,000 for the nine months ended September 30, 1996.

9.  Shareholders' equity:

                                                     September 30, December 31,
                                                          1996          1995
                                                     --------------------------
                                                             (In thousands)

    Common stock .................................     $22,999        $22,999
    Additional paid-in capital ...................      23,197         23,197
    Retained earnings ............................      26,031         20,777
    Cumulative translation adjustment ............      (1,214)        (1,081)
    Pension liability adjustment .................        (424)          (424)
                                                       ----------------------
        Total ....................................      70,589         65,468
    Less treasury stock, at cost .................           5              5
                                                       ----------------------
        Total shareholders' equity ...............     $70,584        $65,463
                                                       ======================

10. During the third quarter of 1995, the Company provided for a liability of $150,000 in relation to an environmental condition at its former Woodside, N.Y. watch manufacturing facility which the Company agreed to remediate in October 1995. The Company is responsible for the clean-up of certain environmental conditions at its current facility as well as certain former manufacturing facilities.

    The environmental liability recognized in the Company's financial statements to date of $2,584,000 represents the minimum of the Company's estimated range of equally likely outcomes, the upper limit of that range is approximately $3,184,000.

    See Note 13 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1995.

11. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995 and the results of operations for the three and nine months and changes in cash flows for the nine months ended September 30, 1996 and 1995, respectively.

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

In 1995 the Company repaid its debt to Loews from the proceeds of its sale of BTI in January 1995. See Note 6 of the Notes to Consolidated Condensed Financial Statements. It is expected that working capital needs will be provided from internally generated funds through 1997.

During 1995 the Company reported the collection of $10,554,000 from Loews, which included $4,200,000 of interest, related to a tax audit adjustment from the examination of Loews's tax returns for the years 1984 through 1990.

The Company generated net cash flow from operations of $10,744,000 and $2,115,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase is due primarily to higher sales, increased collections from customers and the arbitration judgment discussed above, partially offset by proceeds from the tax audit adjustment received in 1995.

The Company purchased U.S. Treasury bills for $9,770,000 in cash during the first quarter of 1996. The securities matured in August 1996 in the amount of $10,000,000. The Company used a portion of the proceeds to purchase additional U.S. Treasury bills for $4,869,000 in cash. The securities mature in January 1997 and are classified as available for sale.

Results of Operations:

The following discussion and analysis is exclusive of the following items:

(i) The Company adopted amendments to its postretirement benefit health care plans and recorded a credit of $1,194,000 during the third quarter of 1996 in relation thereto. (See Note 4 of the Notes to Consolidated Condensed Financial Statements.) (ii) The Company recorded a credit of $430,000 during the third quarter related to an adjustment to the Remaining Shortfall of the Executive Life annuity. (See Note 5 of the Notes to Consolidated Condensed Financial Statements.) (iii) During the second quarter of 1995 the Company recognized $4,200,000 of interest income related to the tax audit adjustment discussed above. (See Note 7 of the Notes to Consolidated Condensed Financial Statements.)

Total revenues increased $7,197,000, or 26.5%, and $11,435,000, or 15.8%, for
the three and nine months ended September 30, 1996 as compared to the prior year.

Watch and clock revenues increased $7,123,000, or 27.5%, and $11,089,000, or 16.1%, for the three and nine months ended September 30, 1996, as compared to 1995. The increase is attributed to a 9.5% growth in unit sales, principally of the Company's Bulova and Caravelle brands. In addition, effective January 1, 1996, the Company increased prices, primarily on the Bulova brand, which contributed to the increased revenues.

Royalties, interest and other revenues increased $74,000, or 5.9%, and $346,000, or 9.9% for the three and nine months ended September 30, 1996, as compared to 1995.

The Company recognized $998,000, $882,000, $2,855,000 and $2,502,000 in royalty income for the three and nine months ended September 30, 1996 and 1995, respectively. Royalty income represents payments by a distributor and licensees in Europe, the Far East and South America.

Gross profit on net sales for the three and nine months ended September 30, 1996 was 41.6% and 39.7%, as compared to 38.9% and 36.3% for the corresponding periods of the prior year. This increase is attributed to the price increase discussed above, in conjunction with a favorable change in the product sales mix.

Selling, general and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 1996 was 32.8% and 36.4% as compared to 38.4% and 39.9% for the corresponding periods of the prior year. This decrease is a result of higher sales and management's continued efforts to control discretionary costs.

Income from continuing operations before income taxes increased $2,866,000 and $5,414,000 for the three and nine months ended September 30, 1996 as compared to the prior year.

Income taxes for the nine months ended September 30, 1995 include $1,772,000 expense caused by the limitation on the utilization of certain tax attributes in connection with the tax audit adjustment.

The Company imports most of its watch and clock products. Foreign currency fluctuations therefore, can have a material impact on operations. Approximately 10% of the Company's purchases are denominated in Japanese yen. As a result of hedging practices adopted by the Company, foreign currency fluctuations have not had a material impact on the results of operations for the three and nine months ended September 30, 1996 and 1995. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Corporate

Related Parties - Loews has provided administrative services for which the Company paid $183,000, $175,000, $548,000 and $525,000 for the three and nine months ended September 30, 1996 and 1995. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. Management believes that these costs, if incurred on a stand-alone basis, could aggregate between $548,000 and $750,000 for the nine months ended September 30, 1996. Loews is currently re-evaluating the services and costs which are allocated to the Company. It is expected that the Company will experience an increase in such costs in 1997, the amount of which has not been determined as of this date.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a) Exhibits --

      (27) Financial Data Schedule for the nine months ended September 30, 1996.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1996.

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



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated: November 14, 1996                         By: /s/ Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)