Form 10-K405
period 1996-12-31
BULOVA CORP
filed 1997-03-26
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

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


  As at February 28, 1997, 4,599,857 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $665,000.

================================================================================

                               BULOVA CORPORATION

                            INDEX TO ANNUAL REPORT ON
                             FORM 10-K FILED WITH THE
                        SECURITIES AND EXCHANGE COMMISSION

                      For The Year Ended December 31, 1996

 Item                                                                      Page
  No.                               PART I                                 No.
 ----                                                                      ----

   1  BUSINESS ..........................................................    3

   2  PROPERTIES ........................................................    4

   3  LEGAL PROCEEDINGS .................................................    4

   4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............    4

                                    PART II

   5  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS ..........................................................    4

   6  SELECTED FINANCIAL DATA ...........................................    5

   7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS ............................................    5

   8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................    8

   9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE .............................................   20

                                    PART III

  10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................   21

  11  EXECUTIVE COMPENSATION ............................................   22

  12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ....   23

  13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................   24

                                    PART IV

  14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K ....   25


                                    PART I

Item 1. Business.

  Bulova Corporation (together with its subsidiaries referred to herein as "Registrant" or the "Company," unless the context otherwise requires) is a New York corporation. Loews Corporation ("Loews") owns approximately 97% of Registrant's outstanding Common Stock. See Item 12 below of this Form 10-K.

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

  Bulova's principal markets are the United States and Canada, which accounted for 90% and 10%, respectively, of sales. In most other areas of the world, Registrant has appointed licensees who market watches under Registrant's trademarks in return for a royalty. For additional information concerning Registrant's sales in foreign markets, see Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

  Registrant buys complete watches and clocks from foreign suppliers for substantially all of its products. Watch movements, cases and other components are also purchased from foreign suppliers. In the United States, most of Registrant's consumer products are sold through major department stores, jewelry store chains, and premium outlets through Registrant's commission sales force and outside sales representatives. In Canada, Registrant, through a marketing subsidiary, sells directly to retailers. The customer base is comprised of large retailers, small local chains and local independent jewelry shops. In fiscal 1996, one customer represented approximately 12% of sales. No other customer represented more than 10% of the Company's sales.

  The business is intensely competitive. The principal methods of competition are price, styling, product availability, aftersale service, warranty and product performance. In all six categories, Registrant occupies a favorable position of long standing. There are approximately ten major competitors with well established names and positions in the principal markets in which Registrant competes. At least three of these have sales and assets substantially greater than Registrant. In addition, there are an indeterminate number of minor competitors.

  It is characteristic of Registrant's business and of the watch industry generally that customer receivables from watch sales are carried for relatively long periods. Registrant grants its retailers seasonal credit terms, depending on the product and date of sale. In certain circumstances, Registrant also extends credit to its retailers on an interest-bearing basis.

  Any backlog of orders is not believed to be significant. The business is seasonal; with the greatest sales coming in the third and fourth fiscal quarters in expectation of the holiday selling season.

                               Employees

  Registrant currently employs approximately 440 persons, approximately 135 of whom are union members, and has experienced satisfactory labor relations. The Company has comprehensive benefit plans for substantially all employees.

Item 2. Properties.

  The Company owns an 80,000 square foot plant in Woodside, New York used for executive and sales offices, watch distribution, service and warehouse purposes. In addition, the Company leases a 71,000 square foot plant in Maspeth, New York, for clock service and warehouse purposes, and a 25,000 square foot plant in Toronto, Canada, for watch and clock sales and service.

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

                                        1996                       1995
                                ------------------------------------------------
                                  High        Low            High        Low
--------------------------------------------------------------------------------

First Quarter .................   4 1/4       4 1/4          3 3/4       3
Second Quarter ................   4 1/4       4 1/4          4           3 3/4
Third Quarter .................   4 1/4       4 1/4          4           4
Fourth Quarter ................   4 3/4       4 1/4          4 1/4       4

DIVIDEND INFORMATION

  The Company paid no dividends for the years ended December 31, 1996 and 1995.


APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

  There were approximately 1,500 holders of record of common stock of the Company at February 28, 1997.

Item 6. Selected Financial Data.


Year Ended December 31                 1996     1995     1994     1993     1992
--------------------------------------------------------------------------------
(In thousands, except per share data)

Results of Operations:
  Revenues.......................  $120,792 $109,223 $100,046 $101,303 $ 98,841
  Income (loss) from continuing
   operations....................     7,001    2,269      532    1,911   (1,342)
  Per share......................      1.52      .49      .11      .41     (.29)
  Income before cumulative
   effect of accounting changes       7,001    2,632      834    2,514    4,793
  Per share......................      1.52      .57      .18      .54     1.04
  Net income (loss)..............     7,001    2,632      834    2,514  (13,189)
  Per share......................      1.52      .57      .18      .54    (2.87)

Financial Position:
  Total assets...................   148,454  134,127  151,035  149,865  165,489
  Discontinued operations-net....       -        -     20,082   15,445   11,245
  Long-term debt.................       -        -        200      600    1,000
  Debt to affiliate..............       -        -     19,000   16,000   31,000
  Shareholders' equity...........    72,381   65,463   62,930   64,101   61,893
  Dividends per share............      None     None     None     None     None
  Shares of common stock
   outstanding ..................     4,599    4,599    4,599    4,599    4,599

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company generated net cash flow from operations of $9,569,000 for the year ended December 31, 1996. The Company generated (utilized) net cash flow from operations of $528,000 and $(3,931,000) for the years ended December 31, 1995 and 1994, respectively.

The increase in net cash flow is due primarily to increased sales and collections from customers and the collection of an arbitral award, as well as a tax audit adjustment discussed below.

In January 1995, the Company sold its industrial and defense products segment, Bulova Technologies, Inc. ("BTI") for $20,810,000 in cash. The Company applied $18,000,000 of the consideration received to the repayment of the entire debt owed to its parent, Loews Corporation ("Loews") under the credit agreement (the "Credit Agreement") described below, and the balance of the consideration was added to working capital. Additionally, the Company assumed BTI's liabilities with respect to pensions and postretirement health care benefits for employees of BTI who had retired prior to the consummation of the sale.

On August 3, 1995, the Company collected $10,554,000, including $4,200,000 of interest, from Loews related to a tax audit adjustment from the examination of Loews's consolidated federal tax returns for 1984 through 1990.

In the first quarter of 1996, the Company received approximately $3,857,000 in cash which represented damages, costs and interest, as a result of the arbitration proceedings with Benetton International, N.V. ("Benetton") regarding premature termination of a licensing agreement, which is subject to return under certain circumstances. See Contingencies below.

In previous years, the Company relied on Loews, which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company was not able to meet through internally generated funds. In 1979, the Company entered into a Credit Agreement with Loews which provides for unsecured loans, from time to time, in amounts aggregating up to $50,000,000. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the

Company and Loews. The Credit Agreement currently expires June 30, 1998.

The Company has not required any working capital advances from Loews since the entire debt of $19,000,000 under the Credit Agreement was paid in January 1995. The decrease in borrowing reflects the increased cash flow, the Benetton arbitral award, sale of BTI and tax settlement, as noted above.

The Company expects to generate sufficient cash flow from operations in 1997. While Loews has no obligation to enter into or maintain arrangements for any further borrowing, it is anticipated that should the Company require working capital advances, they would be provided by Loews under the Credit Agreement. See Note 2 of the Notes to Consolidated Financial Statements.

Contingencies

In 1991, the Company and a third party commenced an arbitration proceeding before the Netherlands Arbitration Institute contesting the attempt of Benetton to prematurely terminate the License Agreement for "Benetton by Bulova" timepieces and seeking damages in relation thereto. (The License Agreement subsequently terminated in 1994). The arbitral panel determined that Benetton was not entitled to terminate the License Agreement prior to the expiration of its term and awarded damages to the Company in relation thereto. Benetton has commenced proceedings in the Dutch courts seeking to overturn the arbitral award on a number of grounds and, pending the outcome of those proceedings, to suspend enforcement of the damages award. The Dutch courts have refused to suspend enforcement of the damages award and on February 12, 1996, the Company received approximately $3,857,000 which represented damages, costs and interest. The funds received are subject to return, with interest, if the Dutch courts ultimately uphold Benetton's petition to overturn the arbitral award. As a result, the Company has deferred recognition of the award and recorded a deferred credit.

During the third quarter of 1995, the Company provided for a liability of $150,000 in relation to an environmental condition at a former Jackson Heights, N.Y. watch manufacturing facility which the Company agreed to remediate. During the fourth quarter of 1995, the Company provided for an additional liability, related to an environmental condition at its Woodside, N.Y. facility, of $100,000 for the estimated clean-up expense required. Additional testing and further evaluation is required before a definitive cost of ultimate clean-up can be determined. These liabilities, therefore, may require future revisions.

The impact of environmental remediation liabilities will directly affect cash flow from operations. The environmental remediation liability recognized in the Company's financial statements at December 31, 1996 of $639,000 represents the minimum of the Company's estimated range of equally likely outcomes, the upper limit of that range is approximately $1,239,000.

Management does not believe that the foregoing matters will have a material adverse effect on the Company's financial condition or results of operations. Management believes that liabilities accrued by the Company represent a reasonable estimate for various legal and environmental matters for which it believes it is probable that a liability exists or a settlement will be negotiated. See Note 9 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Total revenues increased $11,569,000 and $20,746,000, or 10.6% and 20.7%, as
compared to 1995 and 1994, respectively.

Watch and clock revenues increased $14,664,000 and $21,389,000, or 14.6% and 22.8%, over 1995 and 1994, respectively. The increase is due to overall higher unit prices and sales volume, and a favorable change in the product sales mix. Unit prices increased 4.0% and 8.6%, while unit volume increased 10.2% and 13.1%, as compared to 1995 and 1994, respectively.

Effective January 1, 1996, the Company selectively increased prices, primarily on the Bulova brand, which contributed to the increased revenues. New style introductions, combined with a consistent marketing effort focused on brand image, resulted in significant growth of the Bulova and Caravelle watch brands, which posted combined increases of $16,568,000 and $21,650,000, or 24.4% and 34.4%, as compared to 1995 and 1994.

Royalties, interest and other revenues include $4,200,000 of interest income recognized during the second quarter of 1995, related to the tax audit adjustment discussed above, as well as a credit of $430,000, recognized in 1996, due to a revision to the Company's estimated liability related to the Executive Life shortfall. See Note 9 of the Notes to Consolidated Financial Statements. The Company recorded a favorable foreign currency adjustment of $1,472,000 in 1994 related to the shut-down of its European facilities. Exclusive of the above transactions, royalties, interest and other revenues increased by $675,000 and $399,000 as compared to 1995 and 1994. The increase as compared to 1995 is primarily related to increased royalties. The increase as compared to 1994 is attributable to higher interest income.

The Company recognized $3,863,000, $3,197,000 and $3,780,000 in royalty income in 1996, 1995 and 1994, respectively. Royalty income represents payments by a distributor and licensees principally in Europe, the Far East and South America. Two agreements were renegotiated in 1996. As a result, the Company expects a decline of approximately $375,000 in 1997, which will directly impact results of operations and cash flow. Included in royalty income are royalties under the "Benetton by Bulova" license agreement of $106,000 and $1,484,000 for the years ended 1995 and 1994, respectively. The license agreement with Benetton expired September 30, 1994.

The Company has adopted amendments to its postretirement benefit health care plan which has reduced the related health care costs incurred by the Company. Selling, general and administrative expenses include postretirement benefit costs of $443,000, $2,152,000 and $3,157,000 for the years ended 1996, 1995 and
1994, respectively. The cost savings have contributed to the favorable results discussed below. See Note 5 of the Notes to Consolidated Financial Statements.

Environmental costs of $250,000 and $1,545,000 were included in selling, general and administrative expenses for 1995 and 1994, respectively. Exclusive of these items, selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 1996 was 36.8%, as compared to 38.9% and 41.0% for the years ended December 31, 1995 and 1994, respectively. This reduction represents management's continued efforts to control discretionary spending.

Income from continuing operations before income taxes was affected by the $4,200,000 of interest income recognized during 1995 related to the tax audit adjustment discussed above. Exclusive of that transaction, income from continuing operations before income taxes increased $9,113,000 and $10,886,000 as compared to 1995 and 1994, respectively. This increase is primarily attributable to reduced postretirement benefit and environmental costs, the increased revenues, as discussed above, favorable changes in the product sales mix and improved procurement practices.

The Company imports most of its watch and clock products. Foreign currency fluctuations therefore, can have a material impact on operations. Approximately 10% of the Company's purchases are denominated in Japanese yen. As a result of hedging practices adopted by the Company, foreign currency fluctuations have not had a material impact on the results of operations for the years ended December 31, 1996, 1995 and 1994. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Corporate

Related Parties - Loews has provided administrative services for which the Company paid $730,000, $700,000 and $1,200,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. Loews re-evaluated the services and costs which are allocated to the Company during the fourth quarter of 1996. As a result, the costs will increase by $1,334,000 to $2,064,000 in 1997. The additional cost will reduce income and cash flow. See Note 2 of the Notes to Consolidated Financial Statements.

Taxes - For the year ended December 31, 1995, income taxes included a charge of $1,772,000 caused by the limitation on the utilization of certain tax attributes in connection with the tax audit adjustment. See Note 4 of the Notes to Consolidated Financial Statements.

Other - As previously discussed, in January 1995 the Company sold its industrial and defense manufacturing business, BTI, for $20,810,000 in cash. The sale resulted in a pre-tax and after tax gain of $558,000 and $363,000, respectively, which was recorded in the first quarter of 1995, and reported as results from discontinued operations.

ACCOUNTING STANDARDS

In October 1996, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which among other things, sets forth criteria for accrual of costs in relation to clean-up and remediation of environmental conditions. It is effective for fiscal years beginning after December 15, 1996, and will not have a significant impact on the Company.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------
Assets:
-------------------------------------------------------------------------------

December 31                                                1996            1995
-------------------------------------------------------------------------------

Current assets:

 Cash                                              $ 10,665,000    $  5,963,000

 Investment in U.S. government securities             4,978,000

 Receivables, less allowance for doubtful
  accounts and cash discounts of $4,062,000
  and $3,146,000 (Note 1)                            54,417,000      50,958,000

 Inventories (Note 1)                                37,130,000      38,914,000

 Prepaid expenses (Note 5)                            3,174,000       1,453,000

 Deferred income taxes (Notes 1 and 4)                8,232,000       7,470,000
-------------------------------------------------------------------------------
Total current assets                                118,596,000     104,758,000
-------------------------------------------------------------------------------

Property, plant and equipment, at cost
 (Notes 1 and 8):

 Land, buildings and improvements                    14,090,000      14,090,000

 Machinery and equipment                              2,523,000       2,571,000

 Furniture, fixtures and leasehold improvements       3,703,000       3,597,000
-------------------------------------------------------------------------------
                                                     20,316,000      20,258,000
 Less accumulated depreciation and amortization       8,734,000       7,998,000
-------------------------------------------------------------------------------
Property, plant and equipment-net                    11,582,000      12,260,000
-------------------------------------------------------------------------------

Other assets:

 Deferred income taxes (Notes 1 and 4)               17,437,000      16,711,000

 Other assets                                           839,000         398,000
-------------------------------------------------------------------------------
Total other assets                                   18,276,000      17,109,000
-------------------------------------------------------------------------------
Total assets                                       $148,454,000    $134,127,000
===============================================================================

See Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
-------------------------------------------------------------------------------
December 31                                                1996            1995
-------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                  $  3,442,000    $  3,351,000
 Accrued expenses:
  Salaries, wages and commissions                     3,576,000       2,462,000
  Postretirement benefits (Note 5)                    1,288,000       1,746,000
  Advertising                                         2,128,000       1,706,000
  Warranty                                            1,030,000       1,324,000
  Other                                               9,945,000       6,904,000
 Accrued federal and foreign income taxes
  (Notes 1 and 4)                                     1,663,000          55,000
 Current installments of long-term debt                                 200,000
-------------------------------------------------------------------------------
Total current liabilities                            23,072,000      17,748,000
-------------------------------------------------------------------------------

Other liabilities and credits:
 Postretirement benefits payable (Note 5)            42,754,000      43,143,000
 Pension benefits payable (Note 5)                    4,055,000       4,712,000
 Other                                                6,192,000       3,061,000
-------------------------------------------------------------------------------
Total other liabilities and credits                  53,001,000      50,916,000
-------------------------------------------------------------------------------

Commitments and contingent liabilities
 (Notes 2, 4, 5, 8 and 9)

Shareholders' equity (Note 1):
 Common stock, $5 par value:
  Authorized: 7,500,000 shares
  Issued: 4,600,000 shares                           22,999,000      22,999,000
 Additional paid-in capital                          23,197,000      23,197,000
 Retained earnings                                   27,778,000      20,777,000
 Cumulative translation adjustment                   (1,251,000)     (1,081,000)
 Pension liability adjustment                          (337,000)       (424,000)
-------------------------------------------------------------------------------
                                                     72,386,000      65,468,000
 Less 1,000 shares of common stock held in
  treasury, at cost                                       5,000           5,000
-------------------------------------------------------------------------------
Total shareholders' equity                           72,381,000      65,463,000
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity         $148,454,000    $134,127,000
===============================================================================

STATEMENTS OF CONSOLIDATED INCOME

Year Ended December 31                   1996              1995            1994
-------------------------------------------------------------------------------

Revenues:

 Net sales                       $115,113,000      $100,449,000    $ 93,724,000
 Royalties, interest and other
  (Note 4)                          5,679,000         8,774,000       6,322,000
-------------------------------------------------------------------------------
Total                             120,792,000       109,223,000     100,046,000
-------------------------------------------------------------------------------

Expenses:

 Cost of sales                     66,756,000        63,160,000      59,267,000
 Selling, general and
  administrative (Notes 2
  and 5)                           42,341,000        39,149,000      39,416,000
 Interest:
  Affiliate (Note 2)                                     75,000         467,000
  Others                               26,000            83,000         113,000
-------------------------------------------------------------------------------
Total                             109,123,000       102,467,000      99,263,000
-------------------------------------------------------------------------------

Income from continuing
 operations before
 income taxes                      11,669,000         6,756,000         783,000
Income tax expense
 (Notes 1 and 4)                    4,668,000         4,487,000         251,000
-------------------------------------------------------------------------------
Income from continuing
 operations                         7,001,000         2,269,000         532,000
Discontinued operations of BTI
 (net of tax of $195,000 and
 $155,000) (Note 3)                                     363,000         302,000
-------------------------------------------------------------------------------
Net income                       $  7,001,000      $  2,632,000    $    834,000
===============================================================================

Income per share (Note 1):
 Income from continuing
  operations                     $      1.52       $        .49    $        .11
 Discontinued operations of BTI                             .08             .07
-------------------------------------------------------------------------------
 Net income                      $      1.52       $        .57    $        .18
===============================================================================

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY

                                   Additional                 Cumulative       Pension
                          Common      Paid-in    Retained    Translation     Liability   Treasury
                           Stock      Capital    Earnings     Adjustment    Adjustment      Stock
-------------------------------------------------------------------------------------------------
(Amounts in  thousands)
Balance, Dec. 31, 1993   $22,999      $23,197     $17,311       $   599                   $   (5)
 Net income                                           834
 Exchange rate changes
  during the year (net
  of income tax
  benefit of $287)                                                 (533)
 Foreign currency
  adjustment                                                     (1,472)
-------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1994    22,999       23,197      18,145        (1,406)                      (5)
 Net income                                         2,632
 Exchange rate changes
  during the year (net
  of income taxes
  of $175)                                                          325
 Pension liability
  adjustment (Note 5)                                                           $(424)
-------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1995    22,999       23,197      20,777        (1,081)         (424)        (5)
 Net income                                         7,001
 Exchange rate changes
  during the year (net
  of income tax
  benefit of $92)                                                  (170)
 Pension liability
  adjustment (Note 5)                                                              87
-------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1996   $22,999      $23,197     $27,778       $(1,251)        $(337)   $    (5)
=================================================================================================

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS

Year Ended December 31                    1996              1995           1994
-------------------------------------------------------------------------------

Operating Activities:

Net income                        $  7,001,000      $  2,632,000   $    834,000
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
  Amortization of investments         (339,000)         (345,000)
  Depreciation and amortization        773,000           667,000        608,000
  (Gain) loss on disposition of
   assets                              (67,000)         (558,000)       165,000
  Provision for losses and cash
   discounts on accounts receivable  3,194,000         2,174,000      2,577,000
  Deferred income taxes             (1,488,000)        2,567,000         39,000
Changes in operating assets and
 liabilities-net:
  Receivables                       (6,653,000)       (1,878,000)    (6,099,000)
  Inventories                        1,784,000        (3,164,000)     4,528,000
  Prepaid expenses                  (1,721,000)       (1,124,000)       191,000
  Net assets of discontinued
   operations                                                        (4,637,000)
  Other assets                        (441,000)         (133,000)       127,000
  Accounts payable and accrued
   expenses                          3,916,000             1,000        730,000
  Accrued federal and foreign
   income taxes                      1,608,000          (463,000)      (637,000)
  Other-net                          2,002,000           152,000     (2,357,000)
-------------------------------------------------------------------------------
                                     9,569,000           528,000     (3,931,000)
-------------------------------------------------------------------------------

Investing activities:

Purchases of U.S. government
 securities                        (14,639,000)       (5,655,000)
Proceeds from sales of U.S.
 government securities              10,000,000         6,000,000
Purchases of property, plant
 and equipment                        (112,000)         (177,000)      (462,000)
Proceeds from disposal of
 property, plant and equipment          84,000                           11,000
Proceeds from disposal of BTI                         20,810,000
-------------------------------------------------------------------------------
                                    (4,667,000)       20,978,000       (451,000)
-------------------------------------------------------------------------------

Financing activities:

Principal payments on
 long-term debt                       (200,000)         (400,000)      (400,000)
Proceeds from debt to affiliate                                      23,000,000
Principal payments on debt to
 affiliate                                           (19,000,000)   (20,000,000)
-------------------------------------------------------------------------------
                                      (200,000)      (19,400,000)     2,600,000
-------------------------------------------------------------------------------
Net change in cash                   4,702,000         2,106,000     (1,782,000)
Cash, beginning of year              5,963,000         3,857,000      5,639,000
-------------------------------------------------------------------------------
Cash, end of year                 $ 10,665,000      $  5,963,000   $  3,857,000
===============================================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies -

  (a) Business - The Company is engaged in the distribution and sale of watches, clocks and timepieces for consumer use. The principal watch brands are Bulova, Caravelle, Accutron and Sportstime. Clocks are principally sold under the Bulova brand name. Bulova's principal markets are the United States and Canada. Royalties are received from a distributor and licensees principally in Europe, the Far East and South America. Loews Corporation ("Loews") owns approximately 97% of the Company's outstanding voting stock.

  (b) Principles of Consolidation - The consolidated financial statements include all of its subsidiaries, which are 100% owned, and all material intercompany accounts and transactions have been eliminated.

  (c) Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (d) Accounts Receivable and Concentration of Credit Risk - Watches and clocks are sold to retail outlets throughout the United States and Canada. The Company grants its retailers seasonal credit terms as well as extends credit on an interest-bearing basis. For the years ended December 31, 1996 and 1995, accounts receivable were substantially comprised of balances due from retailers. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. One customer represents approximately 12% of sales for the year ended December 31, 1996. Although the Company's exposure to credit risk associated with non-payment by this customer is affected by conditions or occurrences within the retail industry, trade receivables from this significant customer were collected within terms; no other customer represented more than 10% of the Company's sales. The carrying amount of receivables approximates fair value.

  (e) Inventories - Substantially all inventory, consisting primarily of finished watches and clocks, is computed on a first-in, first-out basis and are valued at lower of cost or market.

  (f) Property, Plant and Equipment - Depreciation is calculated on the straight-line method over the estimated useful lives of the various classes of assets. Leasehold improvements are, if such period is shorter, amortized over the life of the lease. Asset lives range from 2 to 12 years for machinery, equipment, and furniture and fixtures and from 15 to 40 years for buildings and improvements.

  (g) Income Taxes - The Company is included in Loews consolidated federal tax return. Under the tax allocation agreement, the Company is required to provide a current tax provision calculated on a stand-alone basis. No provision is required for undistributed earnings of subsidiaries, since substantially all of these earnings may be remitted to the Company with little or no tax becoming payable.

  (h) Net Income Per Share and Shareholders' Equity - Net income per share has been computed on the basis of the weighted average number of shares outstanding during the periods (4,599,000 for each of the three years ended December 31, 1996).

  In addition to its common stock, the Company has authorized 500,000 shares of preferred stock.

  (i) Foreign Currency Adjustment - The effect of changes in exchange rates in translating foreign currency financial statements is accumulated in a separate component of shareholders' equity.

  (j) Investments - Investments in U.S. government securities are considered available for sale and carried at fair value, which approximates cost.

  (k) Forward Exchange Contracts - In connection with purchases of inventory, the Company has entered into forward exchange contracts in order to hedge its exposure to fluctuations in foreign currency exchange rates. These agreements generally involve the exchange of one currency for a second currency at some future date. Counterparties to these agreements are major international financial institutions. As of December 31, 1996, there were no foreign currency contracts outstanding. As of December 31, 1995, the U.S. dollar equivalent of foreign currency contracts approximated $443,000. These agreements matured through March 1996.

  (l) Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and certain intangibles, under certain circumstances, are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

Note 2. Related Parties -

In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans, from time to time, in amounts aggregating up to $50,000,000 with interest at 10% per annum. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the Company and Loews. It currently expires June 30, 1998. In January 1995, the balance was paid in full with the proceeds from the sale of BTI (see Note 3).

Loews has provided administrative services for which the Company paid $730,000, $700,000 and $1,200,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In 1994 the Company allocated $800,000 of these administrative charges to BTI. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. Loews re-evaluated the services and costs which are allocated to the Company during the fourth quarter of 1996. As a result, the costs will increase by $1,334,000 to $2,064,000.

Note 3. Discontinued Operations -

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

Summarized financial information of BTI is as follows:

Year Ended December 31                                                     1994
-------------------------------------------------------------------------------

Net sales (a)                                                      $ 52,600,000
Cost of sales                                                       (45,117,000)
Selling, general and administrative                                  (5,849,000)
Interest expense                                                     (1,177,000)
-------------------------------------------------------------------------------
Income before income taxes                                              457,000
Income taxes                                                           (155,000)
-------------------------------------------------------------------------------
Net income                                                         $    302,000
===============================================================================

(a) Includes $2,370,000 from settlement of defense contract claims with the U.S.
government.

Note 4. Income Taxes -

The Company and Loews have a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns, which include the Company and its subsidiaries. Under the agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in the return, or
(ii) pay to Loews an amount, if any, equal to federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. Under this agreement, the Company will pay Loews approximately $5,282,000 and has received approximately $2,109,000 and $286,000 for the years ended December 31, 1996, 1995 and 1994, respectively. This agreement may be canceled by the Company or Loews upon thirty days written notice.

Income before income tax expense consisted of the following for continuing operations:

Year Ended December 31                  1996              1995             1994
-------------------------------------------------------------------------------
Income before income taxes:
 Domestic                        $11,350,000       $ 5,933,000      $   382,000
 Foreign                             319,000           823,000          401,000
-------------------------------------------------------------------------------
Total                            $11,669,000       $ 6,756,000      $   783,000
===============================================================================

                                    Page 14

Year Ended December 31                  1996              1995             1994
-------------------------------------------------------------------------------
Income tax expense (benefit):
 Federal:
  Current                        $ 5,282,000       $   746,000      $  (289,000)
  Deferred                        (1,627,000)        2,790,000          116,000
 State and local-current             958,000           700,000           65,000
 Foreign:
  Current                            (22,000)          245,000          310,000
  Deferred                            77,000             6,000           49,000
-------------------------------------------------------------------------------
Income tax expense               $ 4,668,000       $ 4,487,000      $   251,000
===============================================================================
Deferred tax assets are as follows:

December 31                                               1996             1995
-------------------------------------------------------------------------------
Employee benefits                                  $22,735,000      $23,078,000
Inventory                                            5,779,000        5,856,000
Accrued expenses                                     4,106,000        1,963,000
Accounts receivable                                  1,482,000        1,116,000
Tax loss carryforward                                1,085,000          785,000
-------------------------------------------------------------------------------
                                                    35,187,000       32,798,000
Valuation allowance                                 (9,518,000)      (8,617,000)
-------------------------------------------------------------------------------
Deferred tax assets-net                            $25,669,000      $24,181,000
===============================================================================

The valuation allowance relates to state and local temporary differences and loss carryforwards.

Income taxes differ from that computed at the U.S. statutory rate for the following reasons:

Year Ended December 31                 1996              1995              1994
-------------------------------------------------------------------------------
Income taxes computed at
 statutory rate                  $4,084,000        $2,365,000         $ 274,000
Increase (decrease) in taxes
 resulting from:
  State and local taxes, net
   of federal benefit               623,000           455,000            42,000
  Foreign taxes, net of foreign
   tax credit                       (53,000)          (43,000)          (38,000)
  Permanent differences              31,000            38,000          (482,000)
  Tax settlement                                    1,772,000
 (Benefit) expense related to
   prior years' losses                               (177,000)          292,000
   Other                            (17,000)           77,000           163,000
-------------------------------------------------------------------------------
Income tax expense               $4,668,000        $4,487,000         $ 251,000
===============================================================================

Federal, foreign, state and local income tax payments (refunds) amounted to approximately $2,910,000, $(6,022,000) and $(2,314,000) for the years ended
December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996, the Company had state and local operating loss carryforwards of approximately $9,257,000 which expire between 1999 and 2002.

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

Note 5. Retirement Plans -

Pension Plans - The Company maintains non-contributory pension plans for all of its employees in the United States.

Separate retirement plans are maintained by the Company's Canadian subsidiary, which are not material.

Pension cost of the U.S. plans includes the following components:

Year Ended December 31                 1996               1995             1994
-------------------------------------------------------------------------------

Service cost-benefits earned     $  614,000        $   517,000      $   740,000
Interest cost                     1,852,000          1,761,000        1,652,000
Return on assets-(gain) loss       (954,000)        (3,271,000)         424,000
Net amortization and deferrals     (826,000)         1,564,000       (1,764,000)
Curtailment and special
 termination benefits expense       168,000
-------------------------------------------------------------------------------
Net pension cost                 $  854,000        $   571,000      $ 1,052,000
===============================================================================
The status of the underfunded U.S. plans were as follows:

December 31                                               1996             1995
-------------------------------------------------------------------------------
Actuarial present value of  benefit obligations:

 Accumulated benefit obligation                    $24,109,000      $23,618,000
===============================================================================
 Accumulated vested benefit obligation             $23,486,000      $22,864,000
===============================================================================

Projected benefit obligation                       $26,143,000      $26,424,000
Plan assets at fair value                           22,377,000       19,575,000
-------------------------------------------------------------------------------
Projected benefit obligation over plan assets        3,766,000        6,849,000
Unrecognized net asset at January 1                  1,913,000        2,392,000
Unrecognized net loss                               (4,465,000)      (5,850,000)
Unrecognized prior service cost                       (322,000)         (40,000)
Additional minimum liability                           840,000          693,000
-------------------------------------------------------------------------------
Accrued pension cost                               $ 1,732,000      $ 4,044,000
===============================================================================

The rates used in the actuarial assumptions were:

Year Ended December 31                   1996            1995             1994
-------------------------------------------------------------------------------
Discount rate                            7.50%           7.00%            8.75%
Rate of compensation increase            5.75%           5.50%            6.25%
Expected long-term rate of return
 on assets                               7.56%           8.75%            7.50%
--------------------------------------------------------------------------------

The Company's funding policy is to make contributions in accordance with applicable governmental requirements. The assets of the plans are invested primarily in interest-bearing obligations. Benefits are determined based on compensation during each year of credited service. Included in prepaid expense is $2,323,000 of contributions in excess of the minimum funding requirement for the year ended December 31, 1996.

At December 31, 1996 and 1995, the Company's minimum pension liability exceeded its unrecognized prior service cost and net transition obligation by $840,000 and $693,000, respectively. This excess is recorded as a reduction to shareholders' equity of $337,000 and $424,000, net of tax benefits of $181,000 and $229,000, and intangible assets of $322,000 and $40,000, for the years ended December 31, 1996 and 1995, respectively.

Other Postretirement Benefit Plans - The Company maintains postretirement health care plans covering eligible employees and retirees. Union participants generally become eligible upon retirement at age 55 and 10 years of service or upon completion of 20 years of service. Another plan covers salaried employees who are eligible upon retirement at age 55 and 20 years of service or upon retirement at age 60 and 10 years of service. Prior to January 1, 1995, participants were eligible upon retirement at age 55 and 10 years of service or upon completion of 20 years of service. The benefits provided by the Company are basically health, and for certain retirees, life insurance type benefits. During 1996, the Company made certain amendments to the plan covering salaried employees which reduced postretirement benefit expense by approximately $1,108,000.

The rates used in the actuarial assumptions were:

December 31                                                  1996          1995
--------------------------------------------------------------------------------

Net periodic postretirement benefit cost                     7.00%         8.75%
Accumulated postretirement benefit liability                 7.50%         7.00%
--------------------------------------------------------------------------------

The following table sets forth the postretirement plan's status:

December 31                                                  1996           1995
--------------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
 Retirees                                             $18,448,000    $22,624,000
 Fully eligible active plan participants                1,570,000      4,028,000
 Other active plan participants                         1,072,000      3,428,000
--------------------------------------------------------------------------------
                                                       21,090,000     30,080,000
 Unrecognized prior service cost                        5,535,000        679,000
 Unrecognized net gain                                 17,417,000     14,130,000
--------------------------------------------------------------------------------
Accrued postretirement benefit liability              $44,042,000    $44,889,000
================================================================================

Postretirement benefit cost includes the following components:

Year Ended December 31                   1996              1995             1994
--------------------------------------------------------------------------------
Service costs                     $   206,000        $  438,000       $  562,000
Interest costs                      1,821,000         2,657,000        2,595,000
Net amortization and deferral      (1,498,000)         (943,000)
Curtailment gain                      (86,000)
--------------------------------------------------------------------------------
Net periodic postretirement
 benefit cost                     $   443,000        $2,152,000       $3,157,000
================================================================================

For measurement purposes, a trend rate of 12.5% pre-65 and 9.5% post-65, for covered costs was used. These trend rates are expected to decrease gradually to 7.0% at 0.5% per annum. An increase of one percentage point in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $1,730,000 and the net periodic postretirement benefit cost by approximately $210,000.

Note 6. Quarterly Financial Data (Unaudited) -

1996 Quarters Ended        Dec. 31         Sept. 30        June 30      March 31
--------------------------------------------------------------------------------
Total revenues         $36,544,000      $34,741,000    $23,963,000   $25,544,000
Cost of sales           18,920,000       18,888,000     13,903,000    15,045,000
Income from continuing
 operations              1,747,000        3,883,000        670,000       701,000
Per share                      .38              .84            .15           .15
Net income               1,747,000        3,883,000        670,000       701,000
Per share                      .38              .84            .15           .15

1995 Quarters Ended        Dec. 31         Sept. 30        June 30      March 31
--------------------------------------------------------------------------------
Total revenues         $32,640,000      $27,114,000    $25,512,000   $23,957,000
Cost of sales           19,298,000       15,805,000     13,703,000    14,354,000
Income from continuing
 operations                652,000          865,000        687,000        65,000
Per share                      .14              .19            .15           .01
Net income                 652,000          865,000        687,000       428,000
Per share                      .14              .19            .15           .09
--------------------------------------------------------------------------------

Note 7. Geographic Information -


                                   United States
                               ---------------------     Canada
Year Ended December 31, 1996   Operations  Royalties   Operations     Eliminations         Total
------------------------------------------------------------------------------------------------
Sales to unaffiliated
 customers                     $103,425                   $11,688                       $115,113
Intercompany sales                1,377                                    $(1,377)
------------------------------------------------------------------------------------------------
Net sales                       104,802                    11,688           (1,377)      115,113
Royalties, interest & other       2,303      $3,863                           (487)        5,679
------------------------------------------------------------------------------------------------
Total revenues                 $107,105      $3,863       $11,688          $(1,864)     $120,792
================================================================================================

Operating profit               $  7,756      $3,863       $   806                       $ 12,425
Interest expense                    (26)                     (487)         $   487           (26)
Corporate charges                  (730)                                                    (730)
------------------------------------------------------------------------------------------------
Income from continuing
 operations before tax         $  7,000      $3,863       $   319          $   487      $ 11,669
================================================================================================
Identifiable assets            $137,149                   $11,305                       $148,454
================================================================================================

Year Ended December 31, 1995
------------------------------------------------------------------------------------------------

Sales to unaffiliated
 customers                     $ 87,535                   $12,914                       $100,449
Intercompany sales                2,664                                    $(2,664)
------------------------------------------------------------------------------------------------
Net sales                        90,199                    12,914           (2,664)      100,449
Royalties, interest & other       6,117      $3,197                           (540)        8,774
------------------------------------------------------------------------------------------------
Total revenues                 $ 96,316      $3,197       $12,914          $(3,204)     $109,223
================================================================================================

Operating profit               $  3,594      $3,197       $   823                       $  7,614
Interest expense                   (158)                     (540)         $   540          (158)
Corporate charges                  (700)                                                    (700)
------------------------------------------------------------------------------------------------
Income from continuing
 operations before tax         $  2,736      $3,197       $   283          $   540      $  6,756
================================================================================================
Identifiable assets            $120,643                   $13,484                       $134,127
================================================================================================

                                    Page 18

                                   United States
                               ---------------------     Canada
Year Ended December 31, 1994   Operations  Royalties   Operations     Eliminations         Total
------------------------------------------------------------------------------------------------

Sales to unaffiliated
 customers                     $ 81,865                   $11,859                       $ 93,724
Intercompany sales                1,901      $  738                        $(2,639)
------------------------------------------------------------------------------------------------
Net sales                        83,766         738        11,859           (2,639)       93,724
Royalties, interest & other       2,973       3,780                           (431)        6,322
------------------------------------------------------------------------------------------------

Total revenues                 $ 86,739      $4,518       $11,859          $(3,070)     $100,046
================================================================================================

Operating (loss) profit        $ (2,822)     $3,759       $ 1,126                       $  2,063
Interest expense                   (580)                     (431)         $   431          (580)
Corporate charges                  (700)                                                    (700)
------------------------------------------------------------------------------------------------
Income (loss) from continuing
 operations before tax         $ (4,102)     $3,759       $   695          $   431      $    783
================================================================================================
Identifiable assets            $139,473                   $11,562                       $151,035
================================================================================================

Note 8. Leases -

The Company leases certain of its warehouse and office facilities. The future minimum lease payments under operating leases for the five years ending December 31, 2001 is $482,000, $482,000, $497,000, $500,000 and $500,000.

Note 9. Contingencies and Litigation -

(a) Environmental Matters - During 1991 the Company settled a lawsuit commenced by the owner of property formerly owned by the Company which sought damages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for alleged environmental contamination at the property. Under the settlement agreement the Company assumed responsibility for the clean-up of the property and agreed to pay to the owner $50,000 per year until the clean-up is completed. In 1994, the Company accrued an additional $484,000 based upon revised cost estimates. As of December 31, 1996, the remaining estimated liability of $267,000 represents the minimum level of clean-up expense required.

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

During the fourth quarter of 1995, the Company became aware of an environmental condition at its Woodside, N.Y. facility. Testing and evaluation of the site remain in its preliminary stages. Based upon the information available, the Company provided $100,000 during the fourth quarter of 1995 for the estimated clean-up expense required. Additional testing and further evaluation is required before a definitive cost of ultimate clean-up can be determined. Therefore, the liability accrued may require future revisions.

At December 31, 1996, the total estimated environmental liability recognized in the Company's financial statements of $639,000 represents the minimum of the Company's estimated range in equally likely outcomes; the upper limit of that range is approximately $1,239,000.

(b) Arbitral Award - In 1991, the Company and a third party commenced an arbitration proceeding before the Netherlands Arbitration Institute contesting the attempt of Benetton International N.V. ("Benetton by Bulova") to prematurely terminate the License Agreement for "Benetton by Bulova" timepieces and seeking damages in relation thereto. (The License Agreement subsequently terminated in 1994). The arbitral panel determined that Benetton was not entitled to terminate the License Agreement prior to the expiration of its term and awarded damages to the Company in relation thereto. Benetton has commenced proceedings in the Dutch courts seeking to overturn the arbitral award on a number of grounds and, pending the outcome of those proceedings, to suspend enforcement of the damage award. The Dutch courts have refused to suspend enforcement of the damage award and on February 12, 1996, the Company received approximately $3,857,000 which represented damages, costs and interest. The funds received are subject to return, with interest, if the Dutch courts ultimately uphold Benetton's petition to overturn the arbitral award. As a result, the Company has deferred recognition of the award and recorded a deferred credit.

(c) Executive Life - In April 1991 Executive Life Insurance Company ("Executive Life"), the insurance company that had issued annuity policies to the Company's retirees, was placed in conservatorship under the laws of California, the state in which Executive Life is domiciled. The Company has been making up any shortfall which resulted from such conservatorship to those retirees who were not receiving their full retirement payment from Executive Life.

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

(d) Other - In 1994 the Company provided $811,000 to cover the estimated legal and or settlement costs related to an action which was settled in 1995.

In October 1996, the Accounting Standards Executive Committee of the AICPA issued Statement of Position No. 96-1, "Environmental Remediation Liabilities," which among other things, sets forth criteria for accrual of costs in relation to clean-up and remediation of environmental conditions. It is effective for fiscal years beginning after December 15, 1996, and will not have a significant impact on the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant.

  (a) Directors.

                                     Principal Occupations           Director of
                                     During Past Five Years          the Company
        Name           Age           and Other Directorships            Since
--------------------------------------------------------------------------------
Andrew H. Tisch .....  47   Chairman of the Board of the Company        1979
                             and Chairman of the Management Committee
                             of Loews Corporation since 1995.
                             Prior thereto he had been Chairman of the
                             Board and Chief Executive Officer of
                             Lorillard, Inc., a wholly owned
                             subsidiary of Loews. Mr. Tisch is also
                             a director of Zale Corporation.
Herbert C. Hofmann ..  54   President and Chief Executive Officer       1979
                             of the Company. Mr. Hofmann is also a
                             director of Diamond Offshore Drilling,
                             Inc. (51% owned subsidiary of Loews)
                             and also serves as Senior Vice President
                             of Loews.
Harry B. Henshel ....  78   Vice Chairman of the Board of the Company.  1958
Laurence A. Tisch ...  74   Co-Chairman of the Board and Co-Chief       1979
                             Executive Officer of Loews. Mr. Tisch
                             is also Chief Executive Officer and
                             director of CNA Financial Corporation
                             ("CNA")(84% owned subsidiary of Loews).
                             Mr. Tisch also serves as a director of
                             Automatic Data Processing, Inc.
Preston R. Tisch ....  70   Co-Chairman of the Board and Co-Chief       1988
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

  (b) Executive Officers.

                                                                    First Became
         Name             Position and Offices Held          Age     an Officer
--------------------------------------------------------------------------------
Herbert C. Hofmann ..... President and Chief Executive       54         1985
                          Officer
Warren J. Neitzel ...... General Counsel and Corporate       46         1993
                          Secretary
John T. O'Reilly ....... Controller                          36         1996
Paul S. Sayegh ......... Chief Operating Officer             53         1979

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

Item 11. Executive Compensation.

  (a) General.

  The following table sets forth information for the years indicated regarding the compensation of the chief executive officer and each of the other two most highly compensated executive officers of the Company whose compensation exceeded $100,000 as of December 31, 1996, for services in all capacities to the Company.

                           Summary Compensation Table

          Name and Principal Position                Year             Salary
--------------------------------------------------------------------------------

Herbert C. Hofmann                                   1996                 -
 President and Chief Executive Officer (a)           1995                 -
                                                     1994                 -

Paul S. Sayegh                                       1996             $245,000
 Chief Operating Officer                             1995              223,000
                                                     1994              212,000

Warren J. Neitzel                                    1996              130,000
 General Counsel and Corporate Secretary             1995              130,000
                                                     1994              112,000
--------------
(a) Mr. Hofmann is compensated by Loews. Included in the charges to the Company under a Service Agreement, as discussed in Item 13 of this Form 10-K, was
$200,000 for Mr. Hofmann's services in 1996, 1995 and 1994.

  Information with respect to certain non-cash compensation made available to the Company's executive officers in 1996, has not been included because the incremental costs thereof to the Company was below the Securities and Exchange Commission's required disclosure threshold.

(b) Compensation Pursuant to Plans.

  The Company provides a non-contributory retirement plan (the "Plan") for all employees, except for those covered by Loews's benefit plans, which Plan provides pensions upon retirement at one and one-half per cent of the employee's annual compensation during each year of credited service after December 31, 1976, plus one and one-half per cent of annual compensation for the year 1976 multiplied by the number of years of credited service rendered prior to January 1, 1977. Compensation under the Plan includes all compensation as an employee included in the table above. Pension benefits are not subject to reduction for

Social Security benefits or other amounts. The following table shows estimated annual benefits payable upon retirement under the Plan for various amounts of average compensation and years of credited service, based upon retirement in 1996 and a straight life annuity form of pension. Other forms of pension payments are also available under the Plan. Pension benefits may be limited by the Internal Revenue Code.

                                  Estimated Annual Pension for Representative
      Remuneration                          Years of Credited Service
      ------------              -----------------------------------------------
                                   15        20        25        30        35
                                   --        --        --        --        --
$ 50,000.................       $11,250   $15,000   $18,750  $ 22,500  $ 26,250
 100,000.................        22,500    30,000    37,500    45,000    52,500
 150,000.................        33,750    45,000    56,250    67,500    78,750
 200,000.................        45,000    60,000    75,000    90,000   105,000
 250,000.................        56,250    75,000    93,750   112,500   131,250

  The years of credited service and the estimated annual retirement benefit payable at normal retirement age for the following officers are as follows:

                                                               Estimated Annual
      Name                      Years                         Retirement Benefit
      ----                      -----                         ------------------
Herbert C. Hofmann*
Warren J. Neitzel                 16                                $53,807
Paul S. Sayegh*

*Not covered under the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  (a) Security Ownership of Certain Beneficial Owners.

  The only person known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's voting securities is Loews, which owns beneficially 4,459,859 shares of the outstanding Common Stock of Registrant as of February 28, 1997 constituting approximately 97% of the total shares of Common Stock outstanding. Loews's principal executive offices are located at 667 Madison Avenue, New York, New York 10021-8087. For information with respect to the principal holders of the outstanding voting securities of Loews, see Item 12
(b) below.

  (b) Security Ownership of Management.

  The following table sets forth certain information, as of February 28, 1997, with respect to the shares of Registrant's Common Stock and shares of Loews Common Stock beneficially owned by each of the directors of the Company and executive officers named above and by all directors and executive officers of the Company as a group:

                                                          Shares of
  Name of Individual       Shares of                        Loews
     or Number of         Common Stock     Percent of      Common     Percent of
   Persons in Group           (1)            Class         Stock(1)     Class
--------------------------------------------------------------------------------

Harry B. Henshel .....        100              *
Herbert C. Hofmann ...                                         400          *
Warren J. Neitzel ....
John T. O'Reilly .....
Paul S. Sayegh .......
Andrew H. Tisch ......                                       2,000(2)       *
Laurence A. Tisch ....                                  18,059,998       15.7%
Preston R. Tisch .....                                  18,059,998       15.7%
All directors and
 executive officers as
 a group (8 listed
 above) ..............        100              *        36,122,396       31.4%

* Represents less than 1% of the outstanding shares of stock.

  (1) Except as otherwise indicated, the persons listed as beneficial owners of shares of stock have sole voting and investment power with respect to such shares.

  (2) In addition, 372 shares of Loews Common Stock are owned by Mr. Tisch's son, as to which Mr. Tisch disclaims any beneficial interest and 20,000 shares of Loews Common Stock are held by a charitable foundation as to which Mr. Tisch has shared voting and investment power.

Item 13. Certain Relationships and Related Transactions.

  The Company and Loews have entered into a credit agreement (the "Credit Agreement") providing for unsecured loans by Loews, from time to time, in amounts aggregating up to $50,000,000, bearing interest at the rate of 10% per annum currently expiring on June 30, 1998. There has not been any borrowings under the Credit Agreement since January 17, 1995.

  The Company and Loews have entered into a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns which include the Company and its subsidiaries. Under this agreement, the Company will
(i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in Loews's consolidated federal income tax return or (ii) pay to Loews an amount, if any, equal to the federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. This agreement may be canceled by the Company or Loews upon thirty days written notice. Pursuant to this agreement, $1,663,000 was payable to Loews for the year ended December 31, 1996.

  The Company and Loews have entered into a services agreement pursuant to which Loews provides to the Company various administrative services, including among other things, data processing, purchasing, accounts payable, printing services, tax return preparation and cash management services. In addition, the Company provides Loews with warehousing services. Pursuant to this agreement, each party reimburses the other in an amount not to exceed the allocated cost of the services provided. The Company and Loews paid $730,000 and $47,000, respectively, for services provided during 1996. Loews re-evaluated the services and costs which are allocated to the Company during the fourth quarter of 1996. As a result, the costs will increase by $1,334,000 to $2,064,000. In addition, the Company has reimbursed to Loews approximately $587,000 in salaries and related employee benefits for 1996 for employees of Loews on loan to the Company.

  The Company participates in blanket insurance policies, primarily relating to property and casualty and general liability insurance, maintained by Loews which cover properties and facilities of Loews and certain of its subsidiaries, including the Company. The Company reimbursed to Loews approximately $552,000 for premiums paid with respect to 1996.

  Certain of the Company's employee health and life insurance benefits are provided by an insurance subsidiary of CNA. Premiums and fees for such insurance amounted to approximately $311,000 for 1996.

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

                                                                           Page
                                                                          Number
                                                                          ------
      2. Financial statement schedules:
Independent Auditors' Report......................................          30
Bulova Corporation and Subsidiaries:
  Schedule II-Valuation and Qualifying Accounts...................          31

      3. Exhibits:                                                       Exhibit
                                Description                               Number
                                -----------                              -------
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

                                                                         Exhibit
                                Description                               Number
                                -----------                              -------

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

(21) Subsidiaries of the Registrant

     List of subsidiaries of Registrant ................................   21*

(27) Financial Data Schedule ...........................................   27*

     *Filed herewith

 (b) Reports on Form 8-K:

     There were no reports on Form 8-K for the three months ended December 31, 1996.

                               SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BULOVA CORPORATION


Dated: March 26, 1997                         By      /s/ Paul S. Sayegh
                                                --------------------------------
                                                (Paul S. Sayegh, Chief Operating
                                                Officer and Principal Financial
                                                 Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 26, 1997                         By    /s/ Herbert C. Hofmann
                                                --------------------------------
                                                (Herbert C. Hofmann, President,
                                                 Chief Executive Officer and
                                                 Director)


Dated: March 26, 1997                         By       /s/ Paul S. Sayegh
                                                --------------------------------
                                                (Paul S. Sayegh, Chief Operating
                                                 Officer and Principal Financial
                                                 Officer)



Dated: March 26, 1997                         By     /s/ John T. O'Reilly
                                                --------------------------------
                                                (John T. O'Reilly, Controller
                                                 and Principal Accounting
                                                 Officer)


                                              By
                                                --------------------------------
                                                  (Harry B. Henshel, Director)


Dated: March 26, 1997                         By      /s/ Andrew H. Tisch
                                                --------------------------------
                                                   (Andrew H. Tisch, Director)


Dated: March 26, 1997                         By     /s/ Laurence A. Tisch
                                                -------------------------------
                                                 (Laurence A. Tisch, Director)


Dated: March 26, 1997                         By    /s/ Preston R. Tisch
                                                --------------------------------
                                                  (Preston R. Tisch, Director)

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Shareholders of Bulova Corporation:

  We have audited the accompanying consolidated balance sheets of Bulova
Corporation and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item
14(a)2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bulova Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






Deloitte & Touche LLP
New York, New York
February 12, 1997

                                                                    Schedule II


                       BULOVA CORPORATION AND SUBSIDIARIES

                        Valuation and Qualifying Accounts


         Column A               Column B     Column C     Column D    Column E
         --------               --------     --------     --------    --------
                                             Additions
                                Balance at   charged to               Balance
                                beginning    costs and                 at end
      Description               of period     expenses    Deductions  of period
      -----------              -------------------------------------------------

                                              Year Ended December 31, 1996

Allowance for doubtful
 accounts ...................  $2,712,000  $2,073,000  $1,271,000 (a) $3,514,000
Allowance for cash discounts      434,000   1,121,000   1,007,000        548,000
                               -------------------------------------------------
                               $3,146,000  $3,194,000  $2,278,000     $4,062,000
                               =================================================
Allowance for loss on
 investment in unconsolidated
 subsidiary .................  $  529,000                             $  529,000
                               ==========                             ==========
                                              Year Ended December 31, 1995

Allowance for doubtful
 accounts ...................  $3,022,000  $  872,000  $1,182,000 (a) $2,712,000
Allowance for cash discounts      455,000   1,302,000   1,323,000        434,000
                               -------------------------------------------------
                               $3,477,000  $2,174,000  $2,505,000     $3,146,000
                               =================================================
Allowance for loss on
 investment in unconsolidated
 subsidiary .................  $  529,000                             $  529,000
                               ==========                             ==========
                                              Year Ended December 31, 1994

Allowance for doubtful
 accounts ..................   $2,563,000  $1,675,000  $1,216,000 (a) $3,022,000
Allowance for cash discounts      391,000     902,000     838,000        455,000
                               -------------------------------------------------
                               $2,954,000  $2,577,000  $2,054,000     $3,477,000
                               =================================================


Allowance for loss on
 investment in unconsolidated
 subsidiary .................  $  529,000                             $  529,000
                               ==========                             ==========
-------------
(a) Includes doubtful accounts written off net of recoveries.


