Form 10-Q
period 1997-03-31
BULOVA CORP
filed 1997-05-13
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

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

          Class                                    Outstanding at May 2, 1997
---------------------------                      -------------------------------
Common stock, $5 par value                              4,599,249 shares

================================================================================

                                    INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      March 31, 1997 and December 31, 1996  .......................       3

    Consolidated Condensed Statements of Income -
      Three months ended March 31, 1997 and 1996  .................       4

    Consolidated Condensed Statements of Cash Flows-
      Three months ended March 31, 1997 and 1996  .................       5

    Notes to Consolidated Condensed Financial Statements ..........       6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ...........................       8

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  .......................       9

    Exhibit 27--Financial Data Schedule for the three months ended
       March 31, 1997  ............................................      11

                                PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                               Bulova Corporation and Subsidiaries
                              Consolidated Condensed Balance Sheets
                                      (Amounts in thousands)

                                                                        March 31,  December 31,
                                                                          1997         1996
                                                                     -----------------------
                                        Assets
                                        ------

Current assets:
  Cash .........................................................         $ 12,994      $ 10,665
  Investment in U.S. government securities .....................           14,755         4,978
  Accounts and notes receivable-net ............................           38,823        54,417
  Inventories, principally watches and clocks ..................           38,336        37,130
  Prepaid expenses .............................................            2,749         3,174
  Deferred income taxes ........................................            7,585         8,232
                                                                         ----------------------
      Total current assets .....................................          115,242       118,596
                                                                         ----------------------
Property, plant and equipment-net ..............................           11,527        11,582
                                                                         ----------------------
Other assets:
  Deferred income taxes ........................................           17,305        17,437
  Other ........................................................              476           839
                                                                         ----------------------
      Total other assets .......................................           17,781        18,276
                                                                         ----------------------
      Total assets .............................................         $144,550      $148,454
                                                                         ======================

                            Liabilities and Shareholders' Equity
                            ------------------------------------

Current liabilities:
  Accounts payable .............................................         $  2,342      $  3,442
  Accrued expenses .............................................           15,397        17,967
  Accrued federal and foreign income taxes .....................              787         1,663
                                                                         ----------------------
      Total current liabilities ................................           18,526        23,072
                                                                         ----------------------
Other liabilities and credits:
  Postretirement benefits payable ..............................           42,553        42,754
  Pension benefits payable .....................................            3,854         4,055
  Other ........................................................            5,721         6,192
                                                                         ----------------------
      Total other liabilities and credits ......................           52,128        53,001
                                                                         ----------------------
Shareholders' equity ...........................................           73,896        72,381
                                                                         ----------------------
      Total liabilities and shareholders' equity ...............         $144,550      $148,454
                                                                         ======================

See accompanying Notes to Consolidated Condensed Financial Statements.


                               Bulova Corporation and Subsidiaries
                           Consolidated Condensed Statements of Income
                          (Amounts in thousands, except per share data)


                                                                       Three Months Ended
                                                                            March 31,
                                                                       1997          1996
                                                                     ---------------------
Revenues:
  Net sales ....................................................     $28,548       $24,346
  Interest, royalties and other ................................       1,524         1,198
                                                                     ---------------------
      Total revenues ...........................................      30,072        25,544
                                                                     ---------------------

Expenses:
  Cost of sales ................................................      16,449        15,045
  Selling, general and administrative ..........................      10,712         9,298
                                                                  ---------------------
      Total expenses ...........................................      27,161        24,343
                                                                     ---------------------

Income before income tax expense ...............................       2,911         1,201
Income tax expense .............................................      (1,317)         (500)
                                                                  ---------------------
Net income .....................................................     $ 1,594       $   701
                                                                     =====================

Net income per share ...........................................     $   .35       $   .15
                                                                     =====================

Weighted average number of shares outstanding ..................       4,599         4,599
                                                                     =====================

See accompanying Notes to Consolidated Condensed Financial Statements.


                                Bulova Corporation and Subsidiaries
                          Consolidated Condensed Statements of Cash Flows
                                     (Amounts in thousands)


                                                                       Three Months Ended
                                                                            March 31,
                                                                       1997           1996
                                                                     ----------------------

Operating Activities:
  Net income ...................................................     $  1,594      $   701
  Adjustments to reconcile net income to net cash provided
   by operating activities .....................................        1,475          997
  Changes in assets and liabilities-net:
    Receivables ................................................       14,900       13,436
    Inventories ................................................       (1,206)      (1,119)
    Prepaid expenses ...........................................          425          192
    Other assets ...............................................          363          (21)
    Accounts payable and accrued expenses ......................       (3,670)      (1,311)
    Accrued federal and foreign income taxes ...................         (876)          11
    Other liabilities and credits ..............................         (952)       3,200
                                                                     ---------------------
                                                                       12,053       16,086
                                                                     ---------------------

Investing Activities:
  Purchases of U.S. government securities ......................      (14,628)      (9,770)
  Proceeds from sales of U.S. government securities ............        5,000
  Purchases of property, plant and equipment ...................         (108)         (34)
  Proceeds from disposal of property, plant and equipment ......           12           17
                                                                     ---------------------
                                                                       (9,724)      (9,787)
                                                                     ---------------------

Net change in cash .............................................        2,329        6,299
Cash, beginning of period ......................................       10,665        5,963
                                                                     ---------------------
Cash, end of period ............................................     $ 12,994      $12,262
                                                                     =====================

See accompanying Notes to Consolidated Condensed Financial Statements.

                       Bulova Corporation and Subsidiaries
                 Notes to Consolidated Condensed Financial Statements

 1. See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission on March 26, 1997.

 2. In 1991, the Company and a third party commenced an arbitration proceeding before the Netherlands Arbitration Institute contesting the attempt of Benetton International N.V. ("Benetton") to prematurely terminate the License Agreement for "Benetton by Bulova" timepieces and seeking damages in relation thereto. (The License Agreement subsequently terminated in 1994). The arbitral panel determined that Benetton was not entitled to terminate the License Agreement prior to the expiration of its term and awarded damages to the Company in relation thereto. Benetton has commenced proceedings in the Dutch courts seeking to overturn the arbitral award on a number of grounds and, pending the outcome of those proceedings, to suspend enforcement of the damage award. The Dutch courts have refused to suspend enforcement of the damage award and on February 12, 1996, the Company received approximately $3,857,000 which represented damages, costs and interest. The funds received are subject to return, with interest, if the Dutch courts ultimately uphold Benetton's petition to overturn the arbitral award. As a result, the Company has deferred recognition of the award and recorded a deferred credit.

 3. Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company will pay Loews approximately $787,000 and has paid approximately $66,000 for the three months ended March 31, 1997 and 1996, respectively.

    See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1996.

 4. Loews provides administrative and managerial services for which the Company was charged $516,000 and $175,000 for the three months ended March 31, 1997 and 1996, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. The increased charges reflect the re-evaluation by Loews of the services provided to the Company.

    See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1996.

 5.  Shareholders' equity:

                                                        March 31,  December 31,
                                                          1997         1996
                                                       ------------------------
                                                             (In thousands)

    Common stock .................................      $22,999        $22,999
    Additional paid-in capital ...................       23,197         23,197
    Retained earnings ............................       29,372         27,778
    Cumulative translation adjustment ............       (1,330)        (1,251)
    Pension liability adjustment .................         (337)          (337)
                                                        ----------------------
        Total ....................................       73,901         72,386
    Less treasury stock, at cost .................            5              5
                                                        ----------------------
        Total shareholders' equity ...............      $73,896        $72,381
                                                        ======================

 6. The Company is responsible for the clean-up of certain environmental conditions at its current facility as well as certain former manufacturing facilities. The environmental liability recognized in the Company's financial statements to date of $536,000 represents the minimum of the Company's estimated range of equally likely outcomes, the upper limit of that range is approximately $1,136,000.

    See Note 9 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1996.

 7. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the three months ended March 31, 1997 and 1996, respectively.

    Results of operations for the first quarter of each of the years is not necessary indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

Liquidity and Capital Resources:

In the first quarter of 1996, the Company received approximately $3,857,000 in cash which represented damages, costs and interest, as a result of the arbitration proceedings with Benetton International, N.V. regarding premature termination of a licensing agreement, which is subject to return under certain circumstances. See Note 2 of the Notes to Consolidated Condensed Financial Statements.

The Company generated cash flow from operations of $12,053,000 and $16,086,000 for the three months ended March 31, 1997 and 1996, respectively. The decrease in net cash flow is due primarily to the collection of the arbitral award discussed above, and an increase in inventory of approximately $1,206,000.

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

The Company expects to generate sufficient cash flow from operations in 1997. While Loews has no obligation to enter into or maintain arrangements for any further borrowing, it is anticipated that should the Company require working capital advances, they would be provided by Loews under the Credit Agreement. See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1996.

The Company plans to improve warehouse operation efficiency during 1997 by investing in property, plant and equipment. Capital expenditures for the current year are expected to be funded through operations, and are estimated to be approximately $1,000,000. The review and evaluation of operations and information systems are not complete, and actual expenditures may differ from current estimates. The Company's capital expenditures amounted to $108,000 for the three months ended March 31, 1997. In addition, as of March 31, 1997 the Company has outstanding purchase commitments related to capital expenditures amounting to approximately $830,000.

The Company purchased U.S. Treasury bills for $14,628,000 in cash during the three months ended March 31, 1997. The securities mature in July 1997 and are classified as available for sale.

Results of Operations:

Total revenues increased $4,528,000, or 17.7%, for the three months ended March 31, 1997 as compared to the prior year.

Watch and clock net sales increased $4,202,000, or 17.3%, for the three months ended March 31, 1997, as compared to 1996. The increase is due to overall high unit prices and sales volume.

The watch and clock revenue increase is primarily attributable to the continued growth of our core Bulova watch brand, which posted increases of $3,041,000, or

21.2% for the three months ended March 31, 1997, as compared to the prior year. The increase is the result of the brand's 18.8% increase in unit volume over the prior year.

Interest, royalties and other revenues increased $326,000, or 27.2%, for the three months ended March 31, 1997, as compared to 1996. The Company recognized $1,053,000 and $916,000 in royalty income for the first quarter of 1997 and 1996, respectively. Royalty income represents payments by a distributor and licensees principally in Europe, the Far East and South America. Interest income increased $107,000 or 51.0% for the three months ended March 31, 1997, as compared to the prior year due to the increased investment activity.

Selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 1997 was 37.5% as compared to 38.2% for the prior year. This decrease is the result of higher sales and management's continued efforts to control discretionary costs.

Income before income taxes increased $1,710,000 for the three months ended March 31, 1997, as compared to the prior year, resulting from the sales increase as discussed above and lower postretirement benefit costs, partially offset by higher costs allocated by Loews.

The Company imports most of its watch and clock products. Foreign currency fluctuations therefore, can have a material impact on operations. Approximately 10% of the Company's purchases are denominated in Japanese yen. As a result of hedging practices adopted by the Company, foreign currency fluctuations have not had a material impact on the results of operations for the three months ended March 31, 1997. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Corporate

Related Parties - Loews has provided administrative services for which the Company was charged $516,000 and $175,000 for the three months ended March 31, 1997 and 1996, respectively. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. The increased charges reflect the re-evaluation by Loews of the services provided to the Company.


                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a) Exhibits --

      (27) Financial Data Schedule for the three months ended March 31, 1997.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1997.

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated: May 13, 1997                               By: /s/ Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)