Form 10-Q
period 1997-06-30
BULOVA CORP
filed 1997-08-12
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

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

          Class                                    Outstanding at August 1, 1997
---------------------------                        -----------------------------
Common stock, $5 par value                                4,599,249 shares

===============================================================================

                                 INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      June 30, 1997 and December 31, 1996  ........................       3

    Consolidated Condensed Statements of Income-
      Three and six months ended June 30, 1997 and 1996  ..........       4

    Consolidated Condensed Statements of Cash Flows-
      Six months ended June 30, 1997 and 1996  ....................       5

    Notes to Consolidated Condensed Financial Statements ..........       6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ...........................       8

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  .......................       9

    Exhibit 27--Financial Data Schedule for the six months ended
     June 30, 1997 ................................................      11

                                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                               Bulova Corporation and Subsidiaries
                              Consolidated Condensed Balance Sheets
                                      (Amounts in thousands)

                                                                     June 30,     December 31,
                                                                       1997            1996
                                                                    -------------------------
                                        Assets
                                        ------

Current assets:
  Cash .........................................................     $ 12,214        $ 10,665
  Investment in U.S. government securities .....................       14,949           4,978
  Accounts and notes receivable-net ............................       39,535          54,417
  Inventories, principally watches and clocks ..................       38,230          37,130
  Prepaid expenses .............................................        3,170           3,174
  Prepaid federal income tax ...................................          235
  Deferred income taxes ........................................        8,066           8,232
                                                                     ------------------------
      Total current assets .....................................      116,399         118,596
                                                                     ------------------------
Property, plant and equipment-net ..............................       11,672          11,582
                                                                     ------------------------
Other assets:
  Deferred income taxes ........................................       17,196          17,437
  Other ........................................................          431             839
                                                                     ------------------------
      Total other assets .......................................       17,627          18,276
                                                                     ------------------------
      Total assets .............................................     $145,698        $148,454
                                                                     ========================

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
  Accounts payable .............................................     $  2,260        $  3,442
  Accrued expenses .............................................       16,102          17,967
  Accrued federal and foreign income taxes .....................                        1,663
                                                                     ------------------------
      Total current liabilities ................................       18,362          23,072
                                                                     ------------------------
Other liabilities and credits:
  Postretirement benefits payable ..............................       42,352          42,754
  Pension benefits payable .....................................        3,653           4,055
  Other ........................................................        6,206           6,192
                                                                     ------------------------
      Total other liabilities and credits ......................       52,211          53,001
                                                                     ------------------------
Shareholders' equity ...........................................       75,125          72,381
                                                                     ------------------------
      Total liabilities and shareholders' equity ...............     $145,698        $148,454
                                                                     ========================

See accompanying Notes to Consolidated Condensed Financial Statements.


                               Bulova Corporation and Subsidiaries
                           Consolidated Condensed Statements of Income
                          (Amounts in thousands, except per share data)


                                                        Three Months Ended     Six Months Ended
                                                             June 30,               June 30,
                                                         1997        1996       1997       1996
                                                       -----------------------------------------
Revenues:
  Net sales ......................................     $26,611     $22,666    $55,159    $47,012
  Interest, royalties and other ..................       1,251       1,297      2,775      2,495
                                                       -----------------------------------------
      Total revenues .............................      27,862      23,963     57,934     49,507
                                                       -----------------------------------------

Expenses:
  Cost of sales ..................................      15,342      13,903     31,791     28,948
  Selling, general and administrative ............      10,372       9,027     21,084     18,325
                                                       -----------------------------------------
      Total expenses .............................      25,714      22,930     52,875     47,273
                                                       -----------------------------------------

Income before income tax expense .................       2,148       1,033      5,059      2,234
Income tax expense ...............................        (928)       (363)    (2,245)      (863)
                                                       -----------------------------------------
Net income  ......................................     $ 1,220     $   670    $ 2,814    $ 1,371
                                                       =========================================

Net income per share .............................     $   .26     $   .15    $   .61    $   .30
                                                       =========================================

Weighted average number of shares outstanding ....       4,599       4,599      4,599      4,599
                                                       =========================================

See accompanying Notes to Consolidated Condensed Financial Statements.


                                Bulova Corporation and Subsidiaries
                          Consolidated Condensed Statements of Cash Flows
                                     (Amounts in thousands)


                                                                        Six Months Ended
                                                                             June 30,
                                                                        1997           1996
                                                                     -----------------------

Operating Activities:
  Net income ...................................................     $  2,814        $ 1,371
  Adjustments to reconcile net income to net cash provided by
   operating activities ........................................        1,742          1,768
  Changes in assets and liabilities-net:
    Receivables ................................................       13,511         10,312
    Inventories ................................................       (1,100)          (586)
    Other assets ...............................................          408            (30)
    Accounts payable and accrued expenses ......................       (3,047)          (682)
    Accrued federal and foreign income taxes ...................       (1,898)           186
    Other liabilities and credits ..............................         (856)         2,837
                                                                     -----------------------
                                                                       11,574         15,176
                                                                     -----------------------

Investing Activities:
  Purchases of U.S. government securities ......................      (14,628)        (9,770)
  Proceeds from maturities of U.S. government securities .......        5,000
  Purchases of property, plant and equipment ...................         (411)           (72)
  Proceeds from disposal of property, plant and equipment ......           14             34
                                                                     -----------------------
                                                                      (10,025)        (9,808)
                                                                     -----------------------

Financing Activities:
  Principal payments on long-term debt .........................                        (200)
                                                                     -----------------------


Net change in cash .............................................        1,549          5,168
Cash, beginning of period ......................................       10,665          5,963
                                                                     -----------------------
Cash, end of period ............................................     $ 12,214        $11,131
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

 3. Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $786,000, $175,000, $1,573,000 and $241,000 for the three and six months ended June 30, 1997 and 1996, respectively.

    See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1996.

 4. Loews provides administrative and managerial services for which the Company was charged $516,000, $190,000, $1,032,000 and $365,000 for the three and six months ended June 30, 1997 and 1996, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. The increased charges reflect the re-evaluation by Loews of the services provided to the Company.

    See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1996.

 5.  Shareholders' equity:

                                                        June 30,  December 31,
                                                          1997         1996
                                                       ------------------------
                                                             (In thousands)

    Common stock .................................      $22,999        $22,999
    Additional paid-in capital ...................       23,197         23,197
    Retained earnings ............................       30,592         27,778
    Cumulative translation adjustment ............       (1,321)        (1,251)
    Pension liability adjustment .................         (337)          (337)
                                                        ----------------------
        Total ....................................       73,130         72,386
    Less treasury stock, at cost .................            5              5
                                                        ----------------------
        Total shareholders' equity ...............      $75,125        $72,381
                                                        ======================

 6. The Company is responsible for the clean-up of certain environmental conditions at its current facility as well as certain former manufacturing facilities. The environmental liability recognized in the Company's financial statements to date of $496,000 represents the minimum of the Company's estimated range of equally likely outcomes, the upper limit of that range is approximately $1,096,000.

    See Note 9 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1996.

 7. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996 and the results of operations for the three and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996, respectively.

    Results of operations for the second quarter and first six months of each of the years is not necessary indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

Liquidity and Capital Resources:

The Company generated cash flow from operations of $11,574,000 and $15,176,000 for the six months ended June 30, 1997 and 1996, respectively. The decrease in net cash flow is due primarily to the collection of the arbitral award discussed below.

In previous years, the Company relied on Loews, which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company was not able to meet through internally generated funds. In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans, from time to time, in amounts aggregating up to $50,000,000. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the Company and Loews. The Credit Agreement currently expires June 30, 1999.

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

The Company plans to improve warehouse operation efficiency during 1997 by investing in property, plant and equipment. Capital expenditures for the current year are expected to be funded through operations, and are estimated to be approximately $1,000,000. The review and evaluation of operations and information systems are not complete, and actual expenditures may differ from current estimates. The Company's capital expenditures amounted to $411,000 for the six months ended June 30, 1997. In addition, as of June 30, 1997 the Company has outstanding purchase commitments related to capital expenditures amounting to approximately $527,000.

In the first quarter of 1996, the Company received approximately $3,857,000 in cash which represented damages, costs and interest, as a result of the arbitration proceedings with Benetton International, N.V. regarding premature termination of a licensing agreement, which is subject to return under certain circumstances. See Note 2 of the Notes to Consolidated Condensed Financial Statements.

The Company purchased U.S. Treasury bills for $14,628,000 in cash during the three months ended March 31, 1997, which are classified as available for sale.

Results of Operations:

Total revenues increased $3,899,000, or 16.3%, and $8,427,000, or 17.0% for the three and six months ended June 30, 1997, as compared to the prior year.

Watch and clock net sales increased $3,945,000, or 17.4%, and $8,147,000, or 17.3% for the three and six months ended June 30, 1997, as compared to 1996. The increase is due to overall higher unit prices and sales volume. Unit volume and unit prices increased 8.8% and 7.9%, respectively, as compared to 1996.

The watch and clock revenue increase is primarily attributable to the continued growth of the core Bulova watch brand, which posted increases of $3,017,000, or

23.0%, and $6,058,000, or 22.0%, for the three and six months ended June 30, 1997, as compared to the prior year. The increase is the result of the Bulova brand's 21.4% and 20.1% increase in unit volume over the prior year, as compared to increases of 1.7% and 3.0% for the Caravelle brand for the three and six months June 30, 1997 and 1996, respectively.

Interest, royalties and other revenues decreased $46,000, or 3.5%, and increased $280,000, or 11.2%, for the three and six months ended June 30, 1997, as compared to 1996. The Company recognized $813,000, $941,000, $1,866,000 and $1,857,000 in royalty income for the three and six months ended June 30, 1997 and 1996, respectively. Royalty income represents payments by a distributor and licensees principally in Europe, the Far East and South America. Interest income increased $13,000, or 4.6%, and $120,000, or 24.5%, for the three and six months ended June 30, 1997, as compared to the prior year, due to increased levels of invested assets.

Selling, general and administrative expenses as a percentage of net sales for the three and six months ended June 30, 1997 was 39.0% and 38.2% as compared to 39.8% and 39.0% for the prior year. This decrease is the result of higher sales and management's continued efforts to control discretionary costs, partially offset by increased advertising costs. Based upon the Company's improved performance, management plans a significant increase in brand support advertising of approximately $4,000,000.

Net income increased $550,000 and $1,443,000 for the three and six months ended June 30, 1997, as compared to the prior year, resulting from the sales increase discussed above, as well as a decrease in postretirement expenses, partially offset by higher administrative and managerial services provided by Loews.

The Company imports most of its watch and clock products. Foreign currency fluctuations therefore, can have a material impact on operations. Approximately 10% of the Company's purchases are denominated in Japanese yen. Foreign currency fluctuations have not had a material impact on the results of operations for the three and six months ended June 30, 1997. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Corporate

Related Parties - Loews has provided administrative services for which the Company was charged $516,000, $190,000, $1,032,000 and $365,000 for the three and six months ended June 30, 1997 and 1996, respectively. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. The increased charges reflect the re-evaluation by Loews of the services provided to the Company.

                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a) Exhibits -- (27) Financial Data Schedule for the six months ended June 30, 1997.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1997.

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



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated: August 12, 1997                           By: /s/ Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)