Form 10-Q
period 1997-09-30
BULOVA CORP
filed 1997-11-14
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

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

                       Yes      X               No
                            ---------              ---------

          Class                                  Outstanding at November 7, 1997
---------------------------                      -------------------------------
Common stock, $5 par value                               4,599,249 shares

==============================================================================

                                   INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      September 30, 1997 and December 31, 1996  ....................      3

    Consolidated Condensed Statements of Income-
      Three and nine months ended September 30, 1997 and 1996 ......      4

    Consolidated Condensed Statements of Cash Flows-
      Nine months ended September 30, 1997 and 1996  ...............      5

    Notes to Consolidated Condensed Financial Statements ...........      6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ............................      8

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  ........................     10

                                 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                               Bulova Corporation and Subsidiaries
                              Consolidated Condensed Balance Sheets
                                      (Amounts in thousands)

                                                                   September 30,   December 31,
                                                                       1997            1996
                                                                 ------------------------------
                                      Assets
                                      ------

Current assets:
  Cash .........................................................   $  3,286            $ 10,665
  Investment in U.S. government securities .....................     19,228               4,978
  Accounts and notes receivable-net ............................     50,125              54,417
  Inventories, principally watches and clocks ..................     36,264              37,130
  Prepaid expenses .............................................      2,279               3,174
  Prepaid federal income tax ...................................        329
  Deferred income taxes ........................................      7,889               8,232
                                                                   ----------------------------
      Total current assets .....................................    119,400             118,596
                                                                   ----------------------------
Property, plant and equipment-net ..............................     11,587              11,582
                                                                   ----------------------------
Other assets:
  Deferred income taxes ........................................     16,890              17,437
  Other ........................................................        360                 839
                                                                   ----------------------------
      Total other assets .......................................     17,250              18,276
                                                                   ----------------------------
      Total assets .............................................   $148,237            $148,454
                                                                   ============================

                    Liabilities and Shareholders' Equity
                    ------------------------------------

Current liabilities:
  Accounts payable .............................................   $  2,339            $  3,442
  Accrued expenses .............................................     16,083              17,967
  Accrued federal and foreign income taxes .....................                          1,663
                                                                   ----------------------------
      Total current liabilities ................................     18,422              23,072
                                                                   ----------------------------
Other liabilities and credits:
  Postretirement benefits payable ..............................     42,152              42,754
  Pension benefits payable .....................................      3,452               4,055
  Other ........................................................      5,995               6,192
                                                                   ----------------------------
      Total other liabilities and credits ......................     51,599              53,001
                                                                   ----------------------------
Shareholders' equity ...........................................     78,216              72,381
                                                                   ----------------------------
      Total liabilities and shareholders' equity ...............   $148,237            $148,454
                                                                   ============================

See accompanying Notes to Consolidated Condensed Financial Statements.


                               Bulova Corporation and Subsidiaries
                           Consolidated Condensed Statements of Income
                          (Amounts in thousands, except per share data)


                                                        Three Months Ended     Nine Months Ended
                                                           September 30,         September 30,
                                                         1997        1996       1997       1996
                                                       -----------------------------------------
Net sales ........................................     $33,049     $32,980    $88,208    $79,992
Cost of sales ....................................      17,840      18,888     49,631     47,836
                                                       -----------------------------------------
Gross profit .....................................      15,209      14,092     38,577     32,156
Selling, general and administrative ..............      11,491       9,985     32,564     28,295
                                                       -----------------------------------------
Operating income .................................       3,718       4,107      6,013      3,861

Other income:
  Royalty ........................................         856         998      2,722      2,855
  Interest - net .................................         423         195      1,033        685
  Other ..........................................          93         563        381        696
                                                       -----------------------------------------
Income before income tax expense .................       5,090       5,863     10,149      8,097
Income tax expense ...............................      (1,996)     (1,980)    (4,241)    (2,843)
                                                       -----------------------------------------
Net income  ......................................     $ 3,094     $ 3,883    $ 5,908    $ 5,254
                                                       =========================================

Net income per share .............................     $   .67     $   .84    $  1.28    $  1.14
                                                       =========================================

Weighted average number of shares outstanding ....       4,599       4,599      4,599      4,599
                                                       =========================================

See accompanying Notes to Consolidated Condensed Financial Statements.


                                Bulova Corporation and Subsidiaries
                          Consolidated Condensed Statements of Cash Flows
                                     (Amounts in thousands)


                                                                        Nine Months Ended
                                                                           September 30,
                                                                      1997                1996
                                                                   ----------------------------

Operating Activities:
  Net income ...................................................   $  5,908            $  5,254
  Adjustments to reconcile net income to net cash provided by
   operating activities ........................................      2,784               3,674
  Changes in assets and liabilities-net:
    Receivables ................................................      2,265              (1,771)
    Inventories ................................................        866               1,655
    Other assets ...............................................      1,374              (1,986)
    Accounts payable and accrued expenses ......................     (2,987)                454
    Accrued federal and foreign income taxes ...................     (1,992)              1,390
    Other liabilities and credits ..............................     (1,475)              2,074
                                                                   ----------------------------
                                                                      6,743              10,744
                                                                   ----------------------------

Investing Activities:
  Purchases of U.S. government securities ......................    (33,661)            (14,639)
  Proceeds from maturities of U.S. government securities .......     20,000              10,000
  Purchases of property, plant and equipment ...................       (478)               (130)
  Proceeds from disposal of property, plant and equipment ......         17                  49
                                                                   ----------------------------
                                                                    (14,122)             (4,720)
                                                                   ----------------------------

Financing Activities:
  Principal payments on long-term debt .........................                           (200)
                                                                   ----------------------------


Net change in cash .............................................     (7,379)              5,824
Cash, beginning of period ......................................     10,665               5,963
                                                                   ----------------------------
Cash, end of period ............................................   $  3,286            $ 11,787
                                                                   ============================

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

3. During the third quarter of 1996 the Company recorded a credit of $1,194,000 as a result of amendments to the Company's postretirement benefit health care plans. Amendments adopted by the Company adjusted the cost sharing provisions including copayments, deductibles and payment limits. See Note 5 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1996.

4. During the third quarter of 1996 the Company revised its estimated liability related to the Executive Life shortfall and, as a result, recorded a credit of $430,000. See Note 9 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1996.

5. Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $786,000, $1,334,000, $2,359,000 and $1,575,000 for the three and nine months ended September 30, 1997 and 1996, respectively.

     See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1996.

6. Loews provides administrative and managerial services for which the Company was charged $516,000, $183,000, $1,548,000 and $548,000 for the three and nine months ended September 30, 1997 and 1996, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. The increased charges reflect the re-evaluation by Loews of the services provided to the Company.

     See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1996.

7.   Shareholders' equity:

                                                       September 30, December 31,
                                                          1997          1996
                                                       --------------------------
                                                             (In thousands)

       Common stock ..............................     $22,999          $22,999
       Additional paid-in capital ................      23,197           23,197
       Retained earnings .........................      33,686           27,778
       Cumulative translation adjustment .........      (1,324)          (1,251)
       Pension liability adjustment ..............        (337)            (337)
                                                       ------------------------
          Total ..................................      78,221           72,386
       Less treasury stock, at cost ..............           5                5
                                                       ------------------------
          Total shareholders' equity .............     $78,216          $72,381
                                                       ========================

8. The Company is responsible for the clean-up of certain environmental conditions at its current facility as well as certain former manufacturing facilities. The remaining liability recognized in the Company's financial statements of $455,000 represents the Company's estimate of costs to be incurred in these environmental remediation matters, the upper limit of that range is approximately $1,055,000.

     See Note 9 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1996.

9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996, respectively.

     Results of operations for the third quarter and first nine months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

Liquidity and Capital Resources:

The Company generated cash flow from operations of $6,743,000 and $10,744,000 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in net cash flow is due primarily to the collection of the arbitral award discussed below.

In the first quarter of 1996, the Company received approximately $3,857,000 in cash which represented damages, costs and interest, as a result of the arbitration proceedings from Benetton International, N.V. regarding premature termination of a licensing agreement with the Company. See Note 2 of the Notes to Consolidated Condensed Financial Statements.

In previous years, the Company has relied on Loews, which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company was not able to meet through internally generated funds. In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans, from time to time, in amounts aggregating up to $50,000,000. The Credit Agreement initially expired in 1980, but the expiration date has been periodically extended by the Company and Loews. The Credit Agreement currently expires June 30, 1998.

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

The Company plans to improve warehouse operations efficiency during 1997 by investing in property, plant and equipment. Capital expenditures for the current year are expected to be funded through operations, and are estimated to be approximately $1,000,000. The review and evaluation of operations and information systems are not complete, and actual expenditures may differ from current estimates. The Company's capital expenditures amounted to $67,000 and $478,000 for the three and nine months ended September 30, 1997. In addition, as of September 30, 1997 the Company has outstanding purchase commitments related to capital expenditures amounting to approximately
$500,000.

The Company invests its excess cash in U.S. government securities. During the first quarter of 1997, the Company purchased U.S. Treasury bills for $14,628,000 in cash, which are classified as available for sale.

Results of Operations:

Net sales increased $69,000, or 0.2%, and $8,216,000, or 10.3%, for the three and nine months ended September 30, 1997, as compared to 1996. The increase is due to overall higher unit prices and sales volume. Unit volume increased 2.1%, while unit prices increased 8.0%, as compared to 1996. The watch and clock revenue increase is primarily attributable to the continued growth of the core Bulova watch brand, which posted increases of $831,000, or 4.5%, and $6,889,000, or 15.0%, partially offset by decreases in Caravelle of $721,000, or 11.8%, and $229,000, or 1.6%, for the three and nine months ended September 30, 1997, as compared to the prior year.

In the third quarter of 1996, the Company recorded a credit of $367,000 in cost of sales related to changes adopted to its postretirement benefit health care plan. (See Note 3 of the Notes to Consolidated Condensed Financial Statements). Exclusive of that transaction, gross profit as a percentage of net sales for the three and nine months ended September 30, 1997 was 46.0% and 43.7%, as compared to 41.6% and 39.7%, for the three and nine months ended September 30, 1996, respectively. This increase is due to higher overall prices and a favorable sales mix.

In the third quarter of 1996, the Company recorded a credit of $827,000 in administrative expenses related to changes adopted to the Company's postretirement benefit health care plan. (See Note 3 of the Notes to Consolidated Condensed Financial Statements). Exclusive of that transaction, selling, general and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 1997 was 34.8% and 36.9%, as compared to 32.8% and 36.4% for the three and nine months ended September 30, 1996, respectively. This increase is the result of the Company's increased investment in brand support advertising and higher charges for administrative and managerial services provided by Loews.

Royalty income has declined $142,000, or 14.2%, and $133,000, or 4.7%, for the three and nine months ended September 30, 1997, as compared to 1996, respectively. Royalty income represents payments by a distributor and licensees in Europe, the Far East, and South America. The decline in royalty income reflects the effects of two agreements which were renegotiated in 1996.

Interest income increased $228,000, or 116.9%, and $348,000, or 50.8%, for the three and nine months ended September 30, 1997. This increase is the result of an increased level of invested assets.

Other income was primarily affected by the $430,000 credit recorded during the third quarter of 1996 related to an adjustment to the Remaining Shortfall of the Executive Life annuity. ( See Note 4 of the Notes to Consolidated Condensed Financial Statements). Exclusive of that transaction, other income decreased $40,000, or 30.1%, for the three months ended September 30, 1997, and increased $115,000, or 43.2%, for the nine months September 30, 1997, as compared to the corresponding periods of the prior year. Other income primarily represents proceeds from the sale of promotional and display materials.

Income from operations before income taxes was affected by the credits recorded during the third quarter of 1996 related to changes to the Company's postretirement benefit health care plan and the Executive Life annuity as discussed above. Exclusive of those transactions, income from operations before income taxes increased $851,000 and $3,676,000 for the three and nine months ended September 30, 1997, as compared to the prior year, resulting from the sales increase discussed above, partially offset by higher brand support advertising and increased charges for administrative and managerial services provided by Loews.

The Company imports most of its watch and clock products. Foreign currency fluctuations therefore, can have a material impact on operations. Approximately 5% of the Company's purchases are denominated in Japanese yen. Substantially all of the remaining purchases are denominated in U.S. dollars with vendors from Hong Kong and the Pacific Rim. As a result of hedging practices adopted by the Company, foreign currency fluctuations have not had a material impact on the results of operations for the three and nine months ended September 30, 1997 and 1996. Future foreign currency fluctuations, however, could impact gross profit, income, and cash flow.

Corporate

Related Parties - Loews has provided administrative services for which the Company was charged $516,000, $183,000, $1,548,000 and $548,000 for the three and nine months ended September 30, 1997 and 1996, respectively. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. The increased charges reflect the re-evaluation by Loews of the services provided to the Company.


                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a) Exhibits -- (27) Financial Data Schedule for the nine months ended September 30, 1997.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1997.

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



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated: November 14, 1997                         By: /s/Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)