Form 10-K405
period 1997-12-31
BULOVA CORP
filed 1998-03-27
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From              to
                               ------------     -------------

Commission File Number 1-457

                               BULOVA CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                                             11-1719409
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

                  Yes      X                   No
                      ------------                ------------

  As at February 27, 1998, 4,599,857 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $2,100,000.

================================================================================

                               BULOVA CORPORATION

                            INDEX TO ANNUAL REPORT ON
                             FORM 10-K FILED WITH THE
                        SECURITIES AND EXCHANGE COMMISSION

                      For The Year Ended December 31, 1997

 Item                                                                       Page
  No.                                                                        No.
 ----                                                                      -----
                                    PART I
   1  BUSINESS ..........................................................    3

   2  PROPERTIES ........................................................    4

   3  LEGAL PROCEEDINGS .................................................    4

   4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............    4

                                   PART II

   5  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
       STOCKHOLDER MATTERS ..............................................    4

   6  SELECTED FINANCIAL DATA ...........................................    5

   7  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS .............................    5

  7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........    9

   8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................    9

   9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE ..............................   23

                                   PART III

  10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................   24

  11  EXECUTIVE COMPENSATION ............................................   25

  12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ....   26

  13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................   27

                                    PART IV

  14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
       FORM 8-K .........................................................   28


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

  Bulova's principal markets are the United States and Canada, which accounted for 89% and 11%, respectively, of sales. In most other areas of the world, Registrant has appointed licensees who market watches under Registrant's trademarks in return for a royalty. For additional information concerning Registrant's sales in foreign markets, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

  Registrant buys complete watches and clocks from foreign suppliers for substantially all of its products. Watch movements, cases and other components are also purchased from foreign suppliers. In the United States, most of Registrant's consumer products are sold through major department stores, jewelry store chains, and premium outlets through Registrant's commission sales force and outside sales representatives. In Canada, Registrant, through a marketing subsidiary, sells directly to retailers. The customer base is comprised of large retailers, small local chains and local independent jewelry shops. In 1997, one customer represented approximately 11% of sales. No other customer represented more than 10% of the Company's sales.

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

  Any backlog of orders is not believed to be significant. The business is seasonal; with the greatest sales coming in the third and fourth quarters in expectation of the holiday selling season.

                                 Employees

  Registrant currently employs approximately 430 persons, approximately 130 of whom are union members, and has experienced satisfactory labor relations. The Company has comprehensive benefit plans for substantially all employees.

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

                                        1997                      1996
                                ------------------------------------------------
                                  High        Low            High        Low
--------------------------------------------------------------------------------
First Quarter .................    4 3/4       4 3/4         4 1/4        4 1/4
Second Quarter ................   10 1/2       4 3/4         4 1/4        4 1/4
Third Quarter .................   14          10 1/2         4 1/4        4 1/4
Fourth Quarter ................   15 5/8      14             4 3/4        4 1/4

DIVIDEND INFORMATION

  The Company paid no dividends for the years ended December 31, 1997 and 1996.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

  There were approximately 1,500 holders of record of common stock of the Company at February 27, 1998.

Item 6. Selected Financial Data.


Year Ended December 31                 1997     1996     1995     1994     1993
--------------------------------------------------------------------------------
(In thousands, except per share data)

Results of Operations:
  Net sales ....................   $123,443 $115,113 $100,449 $ 93,724 $ 93,894
  Income from continuing
   operations ..................     10,016    7,001    2,269      532    1,911
  Earnings per share ...........       2.18     1.52      .49      .11      .41
  Net income ...................     10,016    7,001    2,632      834    2,514
  Earnings per share ...........       2.18     1.52      .57      .18      .54

Financial Position:
  Total assets .................    155,550  148,454  134,127  151,035  149,865
  Discontinued operations-net ..          -        -        -   20,082   15,445
  Long-term debt ...............          -        -        -      200      600
  Debt to affiliate ............          -        -        -   19,000   16,000
  Shareholders' equity .........     81,943   72,381   65,463   62,930   64,101
  Dividends per share ..........       None     None     None     None     None
  Shares of common stock
   outstanding..................      4,599    4,599    4,599    4,599   4,599

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company generated net cash flow from operations of $13,094,000 for the year ended December 31, 1997, as compared to $9,569,000 and $528,000 for the years ended December 31, 1996 and 1995, respectively. The increase in net cash flow is due primarily to the increased sales and collections from customers, and in 1996, the Benetton settlement noted below.

In January 1995, the Company sold its industrial and defense products segment Bulova Technologies, Inc. ("BTI") for $20,810,000 in cash. The Company applied $18,000,000 of the consideration received to the repayment of the entire debt owed to its parent, Loews Corporation ("Loews") under the credit agreement (the "Credit Agreement") described below, and the balance of the consideration was added to working capital. Additionally, the Company assumed BTI's liabilities with respect to postretirement health care benefits for employees of BTI who had retired prior to the consummation of the sale.

On August 3, 1995, the Company collected $10,554,000, including $4,200,000 of interest, from Loews related to a tax audit adjustment from the examination of Loews's consolidated federal income tax returns for 1984 through 1990.

In the first quarter of 1996, the Company received approximately $3,857,000 in cash from Benetton International, N.V. which represented damages, costs and interest, as a result of an arbitration proceeding regarding an attempted premature termination of a licensing agreement with the Company, which is subject to return under certain circumstances. See Note 9 of the Notes to Consolidated Financial Statements.

In previous years the Company has relied on Loews, which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company was not able to meet through internally generated funds. In 1979, the Company entered into the Credit Agreement with Loews which provides, under terms and conditions set forth therein, for unsecured loans in amounts aggregating up to $50,000,000. The Credit Agreement has been periodically extended by the Company and currently expires June 30, 1999. While Loews has no obligation to enter into or maintain arrangements for any further borrowing, it is anticipated that should the Company require working capital advances, they would be provided by Loews under the Credit Agreement. See Note 2 of the Notes to Consolidated Financial Statements.

The Company has not required any working capital advances from Loews since the entire debt of $19,000,000 under the Credit Agreement was paid in January 1995 and expects to generate sufficient cash flow from operations in 1998 to fund working capital requirements. Cash and cash equivalents, and investments (primarily U.S. government securities and commercial paper) increased $13,421,000, as compared to 1996, reflecting the improved results from operations discussed below.

The Company has invested in property, plant and equipment in an effort to improve warehouse operational efficiency. Capital expenditures related to this project are estimated to be approximately $1,350,000, of which approximately $563,000 was incurred in the year ended December 31, 1997.

Year 2000 Issue

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, time-sensitive software may incorrectly recognize a date using "00" as the year 1900 rather than 2000. This could cause a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company is in the process of modifying and/or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is expected to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems, and the cost is not expected to be material. The Company believes that the Year 2000 issue will not pose a significant operational problem for its computer systems. However, if the modifications and conversions of software are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. In addition, due to the interdependent nature of computer systems, the Company may be adversely impacted depending upon whether it or other entities not affiliated with the Company (venders, customers, and business partners) address the issue successfully.

RESULTS OF OPERATIONS

Net sales increased $8,330,000 and $22,994,000, or 7.2% and 22.9%, as compared to 1996 and 1995, respectively. Income from continuing operations before income taxes increased $3,622,000 and $8,535,000, as compared to 1996 and 1995, respectively.

The increase in net sales is primarily due to overall higher unit prices and sales volume of watches. Watch unit prices increased 4.5% and 9.8%, while unit volume increased 6.6% and 21.9%, as compared to 1996 and 1995, respectively. Effective January 1, 1997 and 1996, the Company selectively increased prices, primarily on the Bulova brand. New style introductions, combined with a consistent marketing effort focused on brand image, resulted in significant unit growth of the Accutron, Bulova and Caravelle watch brands. The price increase and unit growth resulted in combined increases of $10,159,000 and $25,991,000, or 11.4% and 35.0%, as compared to 1996 and 1995, respectively.

Revenue increases were partially offset by declines in the clock product line. Clock revenues declined $1,674,000 and $1,612,000, or 8.4% and 8.1%, as compared to 1996 and 1995, respectively. Additionally, the Company's watch service revenues declined $977,000, or 49.2%, as compared to 1995.

Gross profit as a percentage of net sales for the year ended December 31, 1997 was 46.3%, as compared to 42.0% and 37.1% for the years ended December 31, 1996 and 1995, respectively. This increase is attributable to the price increase discussed above, and continued efforts to improve procurement practices.

The Company has adopted amendments, effective July 1, 1996, to its postretirement benefit health care plan which has reduced the related health care costs incurred by the Company. Gross profit and selling, general and administrative expenses include postretirement benefit (credits) costs of $(196,000), $443,000 and $2,152,000 for the years ended 1997, 1996 and 1995, respectively. The cost savings have contributed to the favorable results in gross profit and operating income. See also discussion of selling, general and administrative costs, below.

Royalty income has declined $257,000, or 6.7%, as compared to 1996, and increased $409,000, or 12.8%, as compared to 1995. Royalty income represents payments by a distributor and licensees principally in Europe, the Far East and South America. The decline in royalty income reflects the effects of renegotiation in 1996 of two license agreements. In connection with the renegotiations, the term of the two license agreements were extended to the year 2001. The licensee for Europe and the Far East is based in Hong Kong. While the Company does not believe the current volatility in the Asian economy will have an impact on royalty income for 1998, there can be no assurance that the Asian economy will not impact the ability of the licensee to meet its obligations.

Increased interest income reflects the higher level of invested assets. In addition, interest and other revenues were primarily affected by the $4,200,000 of interest income recognized during 1995, related to the tax audit adjustment discussed above, as well as a credit in 1996 of $430,000 due to a revision of the Company's estimated liability related to certain pension costs.

Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 1997 was 38.3%, as compared to 36.8% and 39.0% for the years ended December 31, 1996 and 1995, respectively. The increase in 1997 was the result of the Company's significant increase in brand support advertising, as well as the increase in the Loews administrative services (see "Related Parties," below), partially offset by a reduction in health care costs and bad debt expenses.

The Company imports most of its watch and clock products. Approximately 5% of the Company's purchases are denominated in Japanese yen. The remaining purchases are primarily in U.S. dollars from vendors located in Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the years ended December 31, 1997, 1996 and 1995. The Company is unable to predict the impact of future foreign currency fluctuations.

Asian Economic Crisis - The Company purchases approximately 95% of its products from Asian countries. The Company believes that the economic crisis to date has not negatively impacted its vendors. Further deterioration of economic conditions in Asia could, however, negatively impact the Company, directly affecting cost, gross profit, operating income and cash flow.

Corporate

Related Parties - Loews has provided administrative services for which the Company paid $2,064,000, $730,000 and $700,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company. In the fourth quarter of 1996, Loews reevaluated the services and costs which are allocated to the Company. As a result, the Company experienced a significant increase in these costs. See Note 2 of the Notes to Consolidated Financial Statements.

Taxes - For the year ended December 31, 1995, income taxes include a charge of $1,772,000 caused by the limitation on the utilization of certain tax attributes in connection with the tax audit adjustment. See Note 3 of the Notes to Consolidated Financial Statements.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments consist primarily of short-term commercial paper and U.S. government treasury bills. As such, the Company does not believe these financial instruments present a significant exposure to market risk.

ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes accounting standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and loses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement will not have a significant impact on the Company.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that an enterprise reports information about operating segments in interim and annual financial statements. It requires that those enterprises report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets, and that the enterprise reconcile the total of those amounts to the general-purpose financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of this Statement on its segment disclosures.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement standardizes disclosure requirements for pension and other postretirement benefits to the extent practicable, requires additional information on changes in benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful to users of financial statements. It also suggests combined formats for presentation of pension and other postretirement benefit disclosures. The Statement supersedes the disclosure requirements of a number of earlier opinions of the FASB and does not address measurement or recognition. It is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the effects of this Statement on its benefit plan disclosures.

FORWARD-LOOKING STATEMENTS

When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates" and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, changes in financial markets, significant changes in consumer spending patterns, competition in the Company's product areas, effects of the Asian economic crisis, changes in foreign currency valuations in relation to the U.S. dollar, changes in foreign, political, social and economic conditions, and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

  See Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding Quantitative and Qualitative Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------
Assets:
-------------------------------------------------------------------------------

December 31                                              1997              1996
-------------------------------------------------------------------------------

Current assets:

 Cash and cash equivalents (Note 1)              $  9,127,000      $ 10,665,000

 Investments (Note 1)                              19,937,000         4,978,000

 Receivables, less allowance for doubtful
  accounts and cash discounts of $3,693,000
  and $4,062,000 (Note 1)                          51,377,000        54,417,000

 Inventories (Note 1)                              35,656,000        37,130,000

 Prepaid expenses (Note 4)                          1,560,000         3,174,000

 Prepaid income taxes (Note 3)                        519,000

 Deferred income taxes (Notes 1 and 3)              8,219,000         8,232,000
-------------------------------------------------------------------------------
Total current assets                              126,395,000       118,596,000
-------------------------------------------------------------------------------

Property, plant and equipment, at cost
 (Note 1):

 Land, buildings and improvements                  14,090,000        14,090,000

 Machinery and equipment                            2,631,000         2,523,000

 Furniture, fixtures and leasehold improvements     4,091,000         3,703,000
-------------------------------------------------------------------------------
                                                   20,812,000        20,316,000
 Less accumulated depreciation and amortization     9,323,000         8,734,000
-------------------------------------------------------------------------------
Property, plant and equipment-net                  11,489,000        11,582,000
-------------------------------------------------------------------------------

Other assets:

 Deferred income taxes (Notes 1 and 3)             17,442,000        17,437,000

 Other assets                                         224,000           839,000
-------------------------------------------------------------------------------
Total other assets                                 17,666,000        18,276,000
-------------------------------------------------------------------------------
Total assets                                     $155,550,000      $148,454,000
===============================================================================

See Notes to Consolidated Financial Statements.

                                        9

-------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
-------------------------------------------------------------------------------
December 31                                               1997             1996
-------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                 $  3,092,000     $  3,442,000
 Accrued expenses:
  Salaries, wages and commissions                    3,226,000        3,576,000
  Postretirement benefits (Note 4)                   1,439,000        1,288,000
  Advertising (Note 1)                               3,292,000        2,128,000
  Warranty (Note 1)                                  1,016,000        1,030,000
  Other                                             10,940,000        9,945,000
 Accrued federal and foreign income taxes
  (Notes 1 and 3)                                                     1,663,000
-------------------------------------------------------------------------------
Total current liabilities                           23,005,000       23,072,000
-------------------------------------------------------------------------------

Other liabilities and credits:
 Postretirement benefits payable (Note 4)           40,967,000       42,754,000
 Pension benefits payable (Note 4)                   3,606,000        4,055,000
 Other (Note 9)                                      6,029,000        6,192,000
-------------------------------------------------------------------------------
Total other liabilities and credits                 50,602,000       53,001,000
-------------------------------------------------------------------------------

Commitments and contingent liabilities
 (Notes 2, 3, 4, 7 and 9)

Shareholders' equity (Note 1):
 Common stock, $5 par value:
  Authorized: 7,500,000 shares
  Issued: 4,600,000 shares                          22,999,000       22,999,000
 Additional paid-in capital                         23,197,000       23,197,000
 Retained earnings                                  37,794,000       27,778,000
 Cumulative translation adjustment                  (1,561,000)      (1,251,000)
 Pension liability adjustment                         (481,000)        (337,000)
-------------------------------------------------------------------------------
                                                    81,948,000       72,386,000
 Less 1,000 shares of common stock held in
  treasury, at cost                                      5,000            5,000
-------------------------------------------------------------------------------
Total shareholders' equity                          81,943,000       72,381,000
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity        $155,550,000     $148,454,000
===============================================================================

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31                   1997               1996           1995
-------------------------------------------------------------------------------


Net sales                        $123,443,000       $115,113,000   $100,449,000
Cost of sales                      66,323,000         66,756,000     63,160,000
-------------------------------------------------------------------------------
Gross profit                       57,120,000         48,357,000     37,289,000
Selling, general and
 administrative expenses           47,246,000         42,341,000     39,149,000
-------------------------------------------------------------------------------
Operating income (loss)             9,874,000          6,016,000     (1,860,000)

Royalty                             3,606,000          3,863,000      3,197,000
Interest-net                        1,320,000            951,000      4,791,000
Other                                 491,000            839,000        628,000
-------------------------------------------------------------------------------
Income from continuing
 operations before
 income taxes                      15,291,000         11,669,000      6,756,000

Income taxes (Notes 1 and 3)        5,275,000          4,668,000      4,487,000
-------------------------------------------------------------------------------
Income from continuing
 operations                        10,016,000          7,001,000      2,269,000

Discontinued operations
 of BTI (net of tax of
 $195,000) (Note 8)                                                     363,000
-------------------------------------------------------------------------------
Net income                       $ 10,016,000       $  7,001,000   $  2,632,000
===============================================================================

Earnings per share (Note 1):
 Income from continuing
  operations                     $      2.18        $       1.52   $        .49
 Discontinued operations of BTI                                             .08
-------------------------------------------------------------------------------
 Net income                      $      2.18        $       1.52   $        .57
===============================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   Additional                 Cumulative       Pension
                          Common      Paid-in    Retained    Translation     Liability   Treasury
                           Stock      Capital    Earnings     Adjustment    Adjustment      Stock
-------------------------------------------------------------------------------------------------
(Amounts in  thousands)
Balance, Dec. 31, 1994   $22,999      $23,197     $18,145       $(1,406)                  $   (5)
 Net income                                         2,632
 Exchange rate changes
  during the year (net
  of income taxes
  of $175)                                                          325
 Pension liability
  adjustment (Note 4)                                                           $(424)
-------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1995    22,999       23,197      20,777        (1,081)         (424)        (5)
 Net income                                         7,001
 Exchange rate changes
  during the year (net
  of income tax
  benefit of $92)                                                  (170)
 Pension liability
  adjustment (Note 4)                                                              87
-------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1996    22,999       23,197      27,778        (1,251)         (337)        (5)
 Net income                                        10,016
 Exchange rate changes
  during the year (net
  of income tax
  benefit of $167)                                                 (310)
 Pension liability
  adjustment (Note 4)                                                            (144)
-------------------------------------------------------------------------------------------------
Balance, Dec. 31, 1997   $22,999      $23,197     $37,794       $(1,561)        $(481)   $    (5)
=================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31                    1997              1996           1995
-------------------------------------------------------------------------------

Operating Activities:

Net income                        $ 10,016,000      $  7,001,000    $ 2,632,000
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Amortization of investments         (868,000)         (339,000)      (345,000)
  Depreciation and amortization        649,000           773,000        667,000
  Gain on disposition of
   assets                              (15,000)          (67,000)      (558,000)
  Provision for losses and cash
   discounts on accounts
   receivable                        2,126,000         3,194,000      2,174,000
  Deferred income taxes                  8,000        (1,488,000)     2,567,000
Changes in operating assets and
 liabilities-net:
  Receivables                          914,000        (6,653,000)    (1,878,000)
  Inventories                        1,474,000         1,784,000     (3,164,000)
  Prepaid expenses                   1,614,000        (1,721,000)    (1,124,000)
  Other assets                         615,000          (441,000)      (133,000)
  Accounts payable and accrued
   expenses                          1,596,000         3,916,000          1,000
  Accrued federal and foreign
   income taxes                     (2,182,000)        1,608,000       (463,000)
  Other-net                         (2,853,000)        2,002,000        152,000
-------------------------------------------------------------------------------
                                    13,094,000         9,569,000        528,000
-------------------------------------------------------------------------------

Investing Activities:

Purchases of short-term
 investments                       (53,462,000)      (14,639,000)    (5,655,000)
Proceeds from sales of U.S.
 government securities              39,371,000        10,000,000      6,000,000
Purchases of property, plant
 and equipment                        (563,000)         (112,000)      (177,000)
Proceeds from disposal of
 property, plant and equipment          22,000            84,000
Proceeds from disposal of BTI                                        20,810,000
-------------------------------------------------------------------------------
                                   (14,632,000)       (4,667,000)    20,978,000
-------------------------------------------------------------------------------

Financing Activities:

Principal payments on
 long-term debt                                         (200,000)      (400,000)
Principal payments on debt to
 affiliate                                                          (19,000,000)
-------------------------------------------------------------------------------
                                                        (200,000)   (19,400,000)
-------------------------------------------------------------------------------
Net change in cash and
 and cash equivalents               (1,538,000)        4,702,000      2,106,000
Cash and cash equivalents,
 beginning of year                  10,665,000         5,963,000      3,857,000
-------------------------------------------------------------------------------
Cash and cash equivalents,
 end of year                       $ 9,127,000      $ 10,665,000   $  5,963,000
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

  (b) Principles of Consolidation - The consolidated financial statements include all subsidiaries, which are 100% owned, and all material intercompany accounts and transactions have been eliminated.

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

  (d) Cash and cash equivalents - The Company classifies as cash equivalents all highly liquid investments with maturities of three months or less. At December 31, 1997 and 1996, cash equivalents were comprised of investments in money-market accounts.

  (e) Investments - Investments consist of commercial paper and U.S. government securities. These investments are considered available for sale and carried at fair value, which approximates cost.

  (f) Accounts Receivable and Concentration of Credit Risk - Watches and clocks are sold to retail outlets throughout the United States and Canada. The Company grants its retailers seasonal credit terms. For the years ended December 31, 1997 and 1996, accounts receivable were substantially comprised of balances due from retailers. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. One customer accounted for approximately 11% and 12% of sales for the years ended December 31, 1997 and 1996, respectively. Although the Company's exposure to credit risk associated with non-payment by this customer is affected by conditions or occurrences within the retail industry, trade receivables from this customer were collected within terms; no other customer represented more than 10% of the Company's sales. The carrying amount of receivables approximates fair value.

  (g) Inventories - Substantially all inventory, consisting primarily of finished watches and clocks, is computed on a first-in, first-out basis and are valued at lower of cost or market.

  (h) Property, Plant and Equipment - Depreciation is calculated on the straight-line method over the estimated useful lives of the various classes of assets. Leasehold improvements are, if such period is shorter, amortized over the life of the lease. Asset lives range from 2 to 12 years for machinery, equipment, and furniture and fixtures and from 15 to 40 years for buildings and improvements.

  (i) Income Taxes - The Company is included in Loews consolidated federal tax return. Under the tax allocation agreement, the Company is required to provide a current tax provision calculated on a stand-alone basis. No provision is required for undistributed earnings of subsidiaries, since substantially all of these earnings may be remitted to the Company with little or no tax becoming payable.

  (j) Earnings Per Share and Shareholders' Equity - Earnings per share has been computed on the basis of the weighted average number of shares outstanding during the periods (4,599,000 for each of the three years ended December 31, 1997).

  In addition to its common stock, the Company has authorized 500,000 shares of preferred stock.

  (k) Foreign Currency Adjustment - The effect of changes in exchange rates in translating foreign currency financial statements is accumulated in a separate component of shareholders' equity.

  (l) Forward Exchange Contracts - In connection with purchases of inventory, from time to time, the Company, enters into forward exchange contracts in order to hedge its exposure to fluctuations in foreign currency exchange rates. These agreements generally involve the exchange of one currency for a second currency at some future date. Counterparties to these agreements are major international financial institutions. As of December 31, 1997, there were no foreign exchange contracts outstanding.

  (m) Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and certain intangibles, under certain circumstances, are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

  (n) Advertising Costs - Advertising costs for point of sale and media advertising as well as co-op advertising and promotional allowances are expensed as incurred.

  (o) Warranty Costs - The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.

  (p) Reclassifications - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1997.

Note 2. Related Parties -

In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans, from time to time, in amounts aggregating up to $50,000,000 with interest at 10% per annum. The Credit Agreement has been periodically extended and currently expires June 30, 1999. There is currently nothing owed by the Company to Loews and the Credit Agreement has not been utilized since the balance was paid in January 1995.

Loews has provided administrative services for which the Company paid $2,064,000, $730,000 and $700,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

Note 3. Income Taxes -

The Company and Loews have a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns, which include the Company and its subsidiaries. Under the agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in the return, or
(ii) pay to Loews an amount, if any, equal to federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. Under this agreement, the Company was required to pay Loews approximately $2,580,000 and $5,282,000 and has received approximately $2,109,000 for the years ended December 31, 1997, 1996 and 1995, respectively. This agreement may be canceled by the Company or Loews upon thirty days written notice.

Income before income tax expense consisted of the following for continuing operations:

Year Ended December 31                1997                1996             1995
-------------------------------------------------------------------------------
Income before income taxes:
 Domestic                      $14,179,000         $11,350,000      $ 5,933,000
 Foreign                         1,112,000             319,000          823,000
-------------------------------------------------------------------------------
Total                          $15,291,000         $11,669,000      $ 6,756,000
===============================================================================

Income tax expense (benefit):
 Federal:
  Current                      $ 2,580,000         $ 5,282,000      $   746,000
  Deferred                       1,857,000          (1,627,000)       2,790,000
 State and local:
  Current                        2,849,000             958,000          700,000
  Deferred                      (1,606,000)
 Foreign:
  Current                         (402,000)            (22,000)         245,000
  Deferred                          (3,000)             77,000            6,000
-------------------------------------------------------------------------------
Income tax expense             $ 5,275,000         $ 4,668,000      $ 4,487,000
===============================================================================

Deferred tax assets are as follows:

December 31                                               1997             1996
-------------------------------------------------------------------------------
Employee benefits                                  $22,077,000      $22,735,000
Inventory                                            5,603,000        5,779,000
Accrued expenses                                     2,818,000        4,106,000
Accounts receivable                                  1,520,000        1,482,000
Tax loss carryforward                                                 1,085,000
-------------------------------------------------------------------------------
                                                    32,018,000       35,187,000
Valuation allowance                                 (6,357,000)      (9,518,000)
-------------------------------------------------------------------------------
Deferred tax assets-net                            $25,661,000      $25,669,000
===============================================================================

The valuation allowance relates to state and local temporary differences and loss carryforwards.

Income taxes differ from that computed at the U.S. statutory rate for the following reasons:

Year Ended December 31                 1997              1996              1995
-------------------------------------------------------------------------------
Income taxes computed at
 statutory rate                  $5,352,000        $4,084,000        $2,365,000
Increase (decrease) in taxes
 resulting from:
  State and local taxes             808,000           623,000           455,000
  Foreign taxes                    (794,000)          (53,000)          (43,000)
  Permanent differences              32,000            31,000            38,000
  Tax settlement                                                      1,772,000
  Benefit related to
   prior years' losses                                                 (177,000)
  Other                            (123,000)          (17,000)           77,000
-------------------------------------------------------------------------------
Income tax expense               $5,275,000        $4,668,000        $4,487,000
===============================================================================

Federal, foreign, state and local income tax payments (refunds) amounted to approximately $7,229,000, $2,910,000 and $(6,022,000) for the years ended
December 31, 1997, 1996 and 1995, respectively.

Federal income tax returns have been settled through 1990 and the years 1991 through 1994 are currently under examination. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the consolidated balance sheet is believed to be adequate to cover any additional assessments which may be made by federal, state and local tax authorities and should not have a material effect on the financial position and results of operations of the Company. During the second quarter of 1995, the Company reached a tax settlement in connection with the examination of the Loews consolidated federal income tax returns for the 1984 through 1990 tax years. As a result of the settlement, the Company received $4,200,000 of interest and recorded $1,772,000 of tax expense caused by the limitation on the utilization of certain tax attributes. This transaction resulted in pre-tax and after tax income of $4,200,000 and $958,000, respectively.

The Company's Canadian tax returns for the years 1984 through 1990 have been settled which resulted in a tax benefit of $794,000 for the year ended December 31, 1997. The years 1990 through 1992 are currently under examination.

While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the consolidated balance sheet is believed to be adequate to cover any additional assessments which may be made by federal, foreign, state and local tax authorities and should not have a material effect on the financial condition or results of operations of the Company.

Note 4. Retirement Plans -

Pension Plans - The Company maintains non-contributory pension plans for all of its employees in the United States. Separate retirement plans are maintained by the Company's Canadian subsidiary, which are not material.

Pension cost of the U.S. plans includes the following components:

Year Ended December 31                  1997              1996             1995
-------------------------------------------------------------------------------

Service cost-benefits earned     $   655,000        $  614,000      $   517,000
Interest cost                      1,849,000         1,852,000        1,761,000
Return on assets                  (2,131,000)         (954,000)      (3,271,000)
Net amortization and deferrals       158,000          (826,000)       1,564,000
Curtailment and special
 termination benefits expense                          168,000
-------------------------------------------------------------------------------
Net pension cost                 $   531,000        $  854,000      $   571,000
===============================================================================

The status of the underfunded U.S. plans were as follows:

December 31                                                1997            1996
-------------------------------------------------------------------------------
Actuarial present value of benefit obligations:

 Accumulated benefit obligation                     $25,608,000     $24,109,000
===============================================================================
 Accumulated vested benefit obligation              $25,055,000     $23,486,000
===============================================================================


Projected benefit obligation                        $27,932,000     $26,143,000
Plan assets at fair value                            22,990,000      22,377,000
-------------------------------------------------------------------------------
Projected benefit obligation over plan assets         4,942,000       3,766,000
Unrecognized net asset at January 1                   1,435,000       1,913,000
Unrecognized net loss                                (4,661,000)     (4,465,000)
Unrecognized prior service cost                        (293,000)       (322,000)
Additional minimum liability                          1,195,000         840,000
-------------------------------------------------------------------------------
Accrued pension liability - net                     $ 2,618,000     $ 1,732,000
===============================================================================

The rates used in the actuarial assumptions were:

Year Ended December 31                   1997            1996             1995
-------------------------------------------------------------------------------
Discount rate                            7.00%           7.50%            7.00%
Rate of compensation increase            5.50%           5.75%            5.50%
Expected long-term rate of return
 on assets                               7.50%           7.56%            8.75%
--------------------------------------------------------------------------------

The Company's funding policy is to make contributions in accordance with applicable governmental requirements. The assets of the plans are invested primarily in interest-bearing obligations. Benefits are determined based on compensation during each year of credited service. Included in prepaid expense is $988,000 and $2,323,000 of contributions in excess of the minimum funding requirement for the year ended December 31, 1997 and 1996, respectively.

At December 31, 1997, 1996 and 1995, the Company's minimum pension liability exceeded its unrecognized prior service cost and net transition obligation by $1,195,000, $840,000 and $693,000, respectively. This excess is recorded as a reduction to shareholders' equity of $481,000, $337,000 and $424,000, net of tax benefits of $421,000 and $181,000 and $229,000, and intangible assets of $293,000, $322,000 and $40,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

Other Postretirement Benefit Plans - The Company maintains postretirement health care plans covering eligible employees and retirees. Union participants generally become eligible upon retirement at age 55 and 10 years of service or upon completion of 20 years of service. Another plan covers salaried employees who are eligible upon retirement at age 55 and 20 years of service or upon retirement at age 60 and 10 years of service. Prior to January 1, 1995, salaried employee participants were eligible upon retirement at age 55 and 10 years of service or upon completion of 20 years of service. The benefits provided by the Company are basically health, and for certain retirees, life insurance type benefits. During 1996, the Company made certain amendments to the plan covering salaried employees which reduced postretirement benefit expense by approximately $2,349,000 and $1,108,000 for the years ended December 31, 1997 and 1996, respectively.

The rates used in the actuarial assumptions were:

December 31                                                  1997         1996
--------------------------------------------------------------------------------

Net periodic postretirement benefit cost                     7.50%        7.00%
Accumulated postretirement benefit liability                 7.00%        7.50%
--------------------------------------------------------------------------------

The following table sets forth the postretirement plan's status:

December 31                                                  1997          1996
-------------------------------------------------------------------------------

Accumulated postretirement benefit obligation:
 Retirees                                             $13,872,000   $18,448,000
 Fully eligible active plan participants                1,425,000     1,570,000
 Other active plan participants                         1,018,000     1,072,000
-------------------------------------------------------------------------------
                                                       16,315,000    21,090,000
 Unrecognized prior service cost                        6,525,000     5,535,000
 Unrecognized net gain                                 19,566,000    17,417,000
-------------------------------------------------------------------------------
Accrued postretirement benefit liability              $42,406,000   $44,042,000
===============================================================================

Postretirement benefit cost includes the following components:

Year Ended December 31                   1997             1996             1995
-------------------------------------------------------------------------------
Service costs                     $   103,000      $   206,000       $  438,000
Interest costs                      1,510,000        1,821,000        2,657,000
Net amortization and deferral      (1,809,000)      (1,498,000)        (943,000)
Curtailment gain                                       (86,000)
-------------------------------------------------------------------------------
Net periodic postretirement
 (benefit) cost                   $  (196,000)     $   443,000       $2,152,000
===============================================================================

For measurement purposes, a trend rate of 8.3% pre-65 and 7.3% post-65, for covered costs was used. These trend rates are expected to decrease gradually to 5.0% at rates from 0.3% to 0.5% per annum. An increase of one percentage point in assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $990,000 and the net periodic postretirement benefit cost by approximately $147,000.

Note 5. Quarterly Financial Data (Unaudited) -

1997 Quarters Ended        Dec. 31         Sept. 30        June 30      March 31
--------------------------------------------------------------------------------
Net sales              $35,235,000      $33,049,000    $26,611,000   $28,548,000
Cost of sales           16,692,000       17,840,000     15,342,000    16,449,000
Net income               4,108,000        3,094,000      1,220,000     1,594,000
Earnings per share             .89              .67            .26           .35

1996 Quarters Ended        Dec. 31         Sept. 30(1)     June 30      March 31
--------------------------------------------------------------------------------
Net sales              $35,121,000      $32,980,000    $22,666,000   $24,346,000
Cost of sales           18,920,000       18,888,000     13,903,000    15,045,000
Net income               1,747,000        3,883,000        670,000       701,000
Earnings per share             .38              .84            .15           .15
--------------------------------------------------------------------------------

(1) Cost of sales and net income includes credits related to the amendment of the Company's postretirement health care plan of $1,194,000 and $776,000, respectively. In addition, net income includes a credit related to an adjustment to certain pension costs of $280,000.

The Company's net sales are traditionally greater during the winter holiday season. Consequently, the Company's net sales have historically been higher during the second half of the year.

Note 6. Geographic Information -




Year Ended December 31, 1997          United States      Canada          Total
------------------------------------------------------------------------------
(In thousands)
Sales                                 $112,519          $13,013       $125,532
Intercompany sales                      (2,089)                         (2,089)
------------------------------------------------------------------------------
Total net sales                       $110,430          $13,013       $123,443
==============================================================================

Operating income                      $  8,588          $ 1,286       $  9,874
Royalties                                3,606                           3,606
Interest - net                           1,482             (162)         1,320
Other                                      503              (12)           491
------------------------------------------------------------------------------
Income from continuing
 operations before tax                $ 14,179          $ 1,112       $ 15,291
==============================================================================
Identifiable assets                   $144,115          $11,435       $155,550
==============================================================================

Year Ended December 31, 1996
------------------------------------------------------------------------------
Sales                                 $104,802          $11,688       $116,490
Intercompany sales                      (1,377)                         (1,377)
------------------------------------------------------------------------------
Total net sales                       $103,425          $11,688       $115,113
==============================================================================


Operating income                      $  5,318          $   698       $  6,016
Royalties                                3,863                           3,863
Interest - net                           1,390             (439)           951
Other                                      779               60            839
------------------------------------------------------------------------------
Income from continuing
 operations before tax                $ 11,350          $   319       $ 11,669
==============================================================================
Identifiable assets                   $137,149          $11,305       $148,454
==============================================================================

Year Ended December 31, 1995
------------------------------------------------------------------------------

Sales                                 $ 90,199          $12,914       $103,113
Intercompany sales                      (2,664)                         (2,664)
------------------------------------------------------------------------------
Total net sales                       $ 87,535          $12,914       $100,449
==============================================================================


Operating (loss) income               $ (2,484)         $   624       $ (1,860)
Royalties                                3,197                           3,197
Interest - net                           5,206             (415)         4,791
Other                                      554               74            628
------------------------------------------------------------------------------
Income from continuing
 operations before tax                $  6,473          $   283       $  6,756
==============================================================================
Identifiable assets                   $120,643          $13,484       $134,127
==============================================================================

Note 7. Leases -

The Company leases certain of its warehouse and office facilities. The future minimum lease payments under operating leases for the five years ending December 31, 2002 is $482,000, $497,000, $500,000, $500,000 and $184,000.

Note 8. Discontinued Operations -

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

Note 9. Contingencies and Litigation -

(a) Environmental Matters - During 1991 the Company settled a lawsuit commenced by the owner of property formerly owned by the Company which sought damages under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, for alleged environmental contamination at the property. Under the settlement agreement the Company assumed responsibility for the clean-up of the property and agreed to pay to the owner $50,000 per year until the clean-up is completed. In 1994, the Company accrued an additional $484,000 based upon revised cost estimates. As of December 31, 1997, the remaining estimated liability of $75,000 represents the minimum level of clean-up expense required.

During 1994 the Company became aware of an environmental contaminate which was discovered in the ground water of a former defense manufacturing facility.
The Company accrued $250,000 to provide for the estimated clean-up costs to be required. Additional testing and further evaluation is required before a definitive cost of ultimate clean-up can be determined. However, the Company believes there will be no additional provisions required.

During the third quarter of 1995, the Company provided for a liability of $150,000 in relation to an environmental condition at a former Jackson Heights, N.Y. watch manufacturing facility which the Company agreed to remediate in October 1995. During the second quarter of 1997 testing was completed and a work plan for remediation has been submitted to New York State for approval. As of December 31, 1997 the remaining estimated liability of $95,000 represents the minimum level of clean-up expense required.

During the fourth quarter of 1995, the Company became aware of an environmental condition at its Woodside, N.Y. facility. Based upon the information available, the Company provided $100,000 during the fourth quarter of 1995 for the estimated clean-up expense required. During the third quarter of 1997, the Company provided test results to New York State. Further evaluation is required before a definitive cost of ultimate clean-up can be determined. Therefore the liability accrued may require revisions.

At December 31, 1997, the remaining environmental liability recognized in the Company's financial statements of $520,000 represents the minimum of the Company's estimated range in equally likely outcomes; the upper limit of that range is approximately $1,239,000.

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

Benetton has commenced proceedings in the Dutch courts seeking to overturn the arbitral award on a number of grounds and, pending the outcome of those proceedings, to suspend enforcement of the damage award. The Dutch courts have refused to suspend enforcement of the damage award and on February 12, 1996, the Company received approximately $3,857,000 which represented damages, costs and interest. The funds received are subject to return, with interest, if the Dutch courts ultimately uphold Benetton's petition to overturn the arbitral award. As a result, the Company has deferred recognition of the award and recorded a deferred credit. In addition, Benetton has commenced a second arbitration proceeding, asserting claims against the Company and the Company has asserted counter claims against Benetton in relation to the license agreement.

                               * * * *

It is not possible to predict the outcome of pending litigation; however, on the basis of the facts presently known to it, management does not believe the actions pending will have a material adverse effect on the financial condition or results of operations of the Company. Should additional facts arise in the future indicating a probable adverse determination of any such actions, such ultimate determination might have a material adverse effect upon the Company's results of operations or financial condition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant.

  (a)Directors.


                                     Principal Occupations           Director of
                                     During Past Five Years          the Company
        Name           Age           and Other Directorships            Since
--------------------------------------------------------------------------------
Andrew H. Tisch .....  48   Chairman of the Board of the Company and        1979
                             Chairman of the Management Committee of
                             Loews since 1995. Prior thereto he had
                             been Chairman of the Board and Chief
                             Executive Officer of Lorillard, Inc., a
                             wholly owned subsidiary of Loews.
                             Mr. Tisch is also a director of Loews and
                             Zale Corporation.
Herbert C. Hofmann ..  55   President and Chief Executive Officer           1979
                             of the Company. Mr. Hofmann is also a
                             director of Diamond Offshore Drilling, Inc.
                             (50.3% owned subsidiary of Loews) and also
                             serves as Senior Vice President of Loews.
Harry B. Henshel ....  79   Vice Chairman of the Board of the Company.      1958
Laurence A. Tisch ...  75   Co-Chairman of the Board and Co-Chief           1979
                             Executive Officer of Loews. Mr. Tisch is
                             also Chief Executive Officer and director
                             of CNA Financial Corporation ("CNA")(84%
                             owned subsidiary of Loews). Mr. Tisch also
                             serves as a director of Automatic Data
                             Processing, Inc.
Preston R. Tisch ....  71    Co-Chairman of the Board and Co-Chief          1988
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


  (b)Executive Officers.

                                                                    First Became
         Name             Position and Offices Held          Age     an Officer
--------------------------------------------------------------------------------
Herbert C. Hofmann ..... President and Chief Executive       55         1985
                          Officer
Warren J. Neitzel ...... General Counsel and Corporate       47         1993
                          Secretary
John T. O'Reilly ....... Controller                          37         1996
Paul S. Sayegh ......... Chief Operating Officer             54         1979

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

Item 11. Executive Compensation.

  (a)General.

  The following table sets forth information for the years indicated regarding the compensation of the chief executive officer and each of the other three most highly compensated executive officers of the Company whose compensation exceeded $100,000 as of December 31, 1997, for services in all capacities to the Company.

                           Summary Compensation Table


          Name and Principal Position                Year             Salary
--------------------------------------------------------------------------------
Herbert C. Hofmann                                   1997             $   -
 President and Chief Executive Officer (a)           1996                 -
                                                     1995                 -

Paul S. Sayegh                                       1997              245,000
 Chief Operating Officer                             1996              245,000
                                                     1995              223,000

Warren J. Neitzel                                    1997              140,000
 General Counsel and Corporate Secretary             1996              130,000
                                                     1995              130,000

John T. O'Reilly                                     1997              103,000
 Controller

------------
(a)Mr. Hofmann is compensated by Loews. Included in the charges to the Company under a Service Agreement, as discussed in Item 13 of this Form 10-K, was
$200,000 for Mr. Hofmann's services in each of the years ended December 31,
1997, 1996 and 1995.

  Information with respect to certain non-cash compensation made available to the Company's executive officers in 1997, has not been included because the incremental costs thereof to the Company was below the Securities and Exchange Commission's required disclosure threshold.

  (b)Compensation Pursuant to Plans.

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

                                  Estimated Annual Pension for Representative
     Remuneration                           Years of Credited Service
     ------------              -------------------------------------------------
                                    15        20        25        30        35
                                    --        --        --        --        --
$  50,000 .................     $ 11,250  $ 15,000  $ 18,750  $ 22,500  $ 26,250
  100,000 .................       22,500    30,000    37,500    45,000    52,500
  150,000 .................       33,750    45,000    56,250    67,500    78,750
  200,000 .................       45,000    60,000    75,000    90,000   105,000
  250,000 .................       56,250    75,000    93,750   112,500   131,250

  The years of credited service and the estimated annual retirement benefit payable at normal retirement age for the following officers are as follows:
                                                               Estimated Annual
      Name                      Years                         Retirement Benefit
      ----                      -----                         ------------------
Herbert C. Hofmann*
Warren J. Neitzel                 17                                $54,807
Paul S. Sayegh*
John T. O'Reilly*

*Not covered under the Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  (a) Security Ownership of Certain Beneficial Owners.

  The only person known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's voting securities is Loews, which owns beneficially 4,459,859 shares of the outstanding Common Stock of Registrant as of February 27, 1998 constituting approximately 97% of the total shares of Common Stock outstanding. Loews's principal executive offices are located at 667 Madison Avenue, New York, New York 10021-8087. For information with respect to the principal holders of the outstanding voting securities of Loews, see Item 12
(b) below.

  (b)Security Ownership of Management.

  The following table sets forth certain information, as of February 27, 1998, with respect to the shares of Registrant's Common Stock and shares of Loews Common Stock beneficially owned by each of the directors of the Company and executive officers named above and by all directors and executive officers of the Company as a group:

                                                          Shares of
  Name of Individual       Shares of                        Loews
     or Number of         Common Stock     Percent of      Common     Percent of
   Persons in Group           (1)             Class        Stock (1)    Class
--------------------------------------------------------------------------------

Harry B. Henshel...........   100              *
Herbert C. Hofmann.........                                     400         *
Warren J. Neitzel..........
John T. O'Reilly...........
Paul S. Sayegh.............
Andrew H. Tisch............                                   2,000(2)      *
Laurence A. Tisch..........                              17,749,348      15.4%
Preston R. Tisch...........                              17,749,348      15.4%
All directors and executive
 officers as a group
 (8 listed above)..........   100              *         35,501,096      30.9%

*Represents less than 1% of the outstanding shares of stock.

  (1) Except as otherwise indicated, the persons listed as beneficial owners of shares of stock have sole voting and investment power with respect to such shares.

  (2) In addition, 380 shares of Loews Common Stock are owned by Mr. Tisch's son, as to which Mr. Tisch disclaims any beneficial interest and 20,000 shares of Loews Common Stock are held by a charitable foundation as to which Mr. Tisch has shared voting and investment power.

Item 13. Certain Relationships and Related Transactions.

  The Company and Loews have entered into a credit agreement (the "Credit Agreement") providing, under terms and conditions set forth therein, for unsecured loans by Loews, from time to time, in amounts aggregating up to $50,000,000, bearing interest at the rate of 10% per annum currently expiring on June 30, 1999. There has not been any borrowings under the Credit Agreement since January 17, 1995.

  The Company and Loews have entered into a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns which include the Company and its subsidiaries. Under this agreement, the Company will
(i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in Loews's consolidated federal income tax return or (ii) pay to Loews an amount, if any, equal to the federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. This agreement may be canceled by the Company or Loews upon thirty days written notice. Pursuant to this agreement, the Company made estimated payments to Loews for the year ended December 31, 1997 amounting to $3,147,000, of which $519,000 will be applied to the year end December 31, 1997, as a prepaid tax.

  The Company and Loews have entered into a services agreement pursuant to which Loews provides to the Company various administrative services, including among other things, data processing, purchasing, accounts payable, printing services, tax return preparation and cash management services. In addition, the Company provides Loews with warehousing services. Pursuant to this agreement, each party reimburses the other in an amount not to exceed the allocated cost of the services provided. The Company paid Loews $2,064,000 for services provided during 1997. In addition, the Company has reimbursed to Loews approximately $509,000 in salaries and related employee benefits for 1997 for employees of Loews on loan to the Company.

  The Company participates in blanket insurance policies, primarily relating to property and casualty and general liability insurance, maintained by Loews which cover properties and facilities of Loews and certain of its subsidiaries, including the Company. The Company reimbursed to Loews approximately $231,000 for premiums paid with respect to 1997.

  Certain of the Company's employee health and life insurance benefits are provided by an insurance subsidiary of CNA. Premiums and fees for such insurance amounted to approximately $331,000 for 1997.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

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

                                                                           Page
                                                                          Number
                                                                          ------
    2. Financial statement schedules:

Independent Auditors' Report.........................................       31
Bulova Corporation and Subsidiaries:
  Schedule II-Valuation and Qualifying Accounts......................       32

    3.Exhibits:

                                                                         Exhibit
                              Description                                 Number
                              ------------                             ---------
(3)  Articles of Incorporation and By-Laws

     Restated Certificate of Incorporation, dated May 25, 1964, and filed on August 4, 1964 as Exhibit 3(a) to Amendment No. 2 to
     Registrant's Registration Statement on Form S-1 (Reg. No. 2-22576),
     incorporated herein by reference. Copies of amendments thereto, dated July 26, 1966, April 22, 1969 and July 2, 1969, incorporated herein by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1980. Copy of
     Certificate of Change thereto, dated November 25, 1985, incorporated herein by reference to Exhibit 3(a) of Registrant's Annual Report on
     Form 10-K for the year ended December 31, 1985. Copy of Certificate of Change thereto, dated July 14, 1987, incorporated herein by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K
     for the year ended December 31, 1987. Copy of Certificate of
     Amendment thereto, dated June 16, 1988, incorporated herein by reference to Exhibit 3(a) of Registrant's Annual Report on Form
     10-K for the year ended December 31, 1988............................  3(a)

     By-laws currently in effect and incorporated herein by reference to
     Exhibit 3(b) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1984..............................................  3(b)

(10) Material Contracts

     Merger Agreement entered into on January 17, 1995, by Bulova
     Technologies, Inc., a New York corporation ("BTI"), BTI Acquisition
     Corporation, a Delaware corporation, and Bulova Corporation, a New
     York corporation, the form of which was filed as part of Exhibit (2)
     to Registrant's Report on Form 8-K dated January 17, 1995, and incorporated herein by reference..................................... 10(a)

                                                                         Exhibit
                              Description                                 Number
                              ------------                             ---------
     Credit Agreement between Loews Corporation and Registrant dated as of
     September 19, 1979, the form of which was filed as part of Exhibit
     (2) of Item 9(a) of Registrant's Report on Form 10-Q for the quarter ended September 30, 1979, and incorporated herein by reference....... 10(b)

     Federal Income Tax Allocation Agreement between Loews Corporation and
     Registrant dated as of March 12, 1980 and effective April 1, 1979, incorporated herein by reference to Exhibit 10(b) of Registrant's
     Annual Report on Form 10-K for the year ended December 31, 1987...... 10(c)

     Corporate Services Agreement between Loews Corporation and Registrant dated as of January 1, 1987, incorporated herein by reference to
     Exhibit 10(c) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.............................................. 10(d)

(21) Subsidiaries of the Registrant

     List of subsidiaries of Registrant................................... 21*

(27) Financial Data Schedule.............................................. 27*

     *Filed herewith

 (b) Reports on Form 8-K:

 There were no reports on Form 8-K for the three months ended December 31, 1997.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BULOVA CORPORATION



Dated: March 27, 1998                  By            /s/ Paul S. Sayegh
                                         ---------------------------------------
                                        (Paul S. Sayegh, Chief Operating Officer
                                             and Principal Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: March 27, 1998                  By         /s/ Herbert C. Hofmann
                                          --------------------------------------
                                           (Herbert C. Hofmann, President, Chief
                                              Executive Officer and Director)


Dated: March 27, 1998                  By            /s/ Paul S. Sayegh
                                         ---------------------------------------
                                        (Paul S. Sayegh, Chief Operating Officer
                                           and Principal Financial Officer)


Dated: March 27, 1998                  By            /s/ John T. O'Reilly
                                         ---------------------------------------
                                           (John T. O'Reilly, Controller and
                                             Principal Accounting Officer)


                                       By
                                         ---------------------------------------
                                                (Harry B. Henshel, Director)


Dated: March 27, 1998                  By            /s/ Andrew H. Tisch
                                         ---------------------------------------
                                                  (Andrew H. Tisch, Director)


Dated: March 27, 1998                  By           /s/ Laurence A. Tisch
                                         ---------------------------------------
                                                  (Laurence A. Tisch, Director)


Dated: March 27, 1998                  By           /s/ Preston R. Tisch
                                         ---------------------------------------
                                                 (Preston R. Tisch, Director)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Shareholders of Bulova Corporation:

  We have audited the accompanying consolidated balance sheets of Bulova
Corporation and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item
14(a)2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bulova Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December
31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.








Deloitte & Touche LLP
New York, New York
February 18, 1998

                                                                     Schedule II


                      BULOVA CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
<TABLR>

         Column A               Column B     Column C     Column D    Column E
         --------               --------     --------     --------    --------
                                             Additions
                                Balance at  charged to                Balance at
                                beginning    cost and                     end
         Description            of Period    expenses     Deductions  of Period
         -----------            ----------   ----------   ----------  ----------
                                             Year Ended December 31, 1997

Allowance for doubtful
 accounts....................  $3,514,000   $1,116,000  $1,406,000(a) $3,224,000
Allowance for cash discounts      548,000    1,010,000   1,089,000       469,000
                               -------------------------------------------------
                               $4,062,000   $2,126,000  $2,495,000    $3,693,000
                               =================================================
Allowance for loss on
 investment in unconsolidated
 subsidiary .................  $  529,000                             $  529,000
                               ==========                             ==========

                                              Year Ended December 31, 1996

Allowance for doubtful
 accounts....................  $2,712,000   $2,073,000  $1,271,000(a) $3,514,000
Allowance for cash discounts      434,000    1,121,000   1,007,000       548,000
                               -------------------------------------------------
                               $3,146,000   $3,194,000  $2,278,000    $4,062,000
                               =================================================
Allowance for loss on
 investment in unconsolidated
 subsidiary..................  $  529,000                             $  529,000
                               ==========                             ==========
                                              Year Ended December 31, 1995

Allowance for doubtful
 accounts....................  $3,022,000   $  872,000 $1,182,000(a)  $2,712,000
Allowance for cash discounts.     455,000    1,302,000  1,323,000        434,000
                               -------------------------------------------------
                               $3,477,000 $2,174,000   $2,505,000     $3,146,000
                               =================================================
Allowance for loss on
 investment in unconsolidated
 subsidiary..................  $  529,000                             $  529,000
                               ==========                             ==========
-----------

(a) Includes doubtful accounts written off net of recoveries.

