Form 10-Q
period 1998-03-31
BULOVA CORP
filed 1998-05-15
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

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

          Class                                    Outstanding at May 1, 1998
---------------------------                      -------------------------------
Common stock, $5 par value                              4,599,249 shares

================================================================================

                                   INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      March 31, 1998 and December 31, 1997  .......................       3

    Consolidated Condensed Statements of Income -
      Three months ended March 31, 1998 and 1997  .................       4

    Consolidated Condensed Statements of Cash Flows-
      Three months ended March 31, 1998 and 1997  .................       5

    Notes to Consolidated Condensed Financial Statements ..........       6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ...........................       8

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  .......................      10

    Exhibit 27--Financial Data Schedule for the three months ended
       March 31, 1998  ............................................      10

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                           Bulova Corporation and Subsidiaries
                          Consolidated Condensed Balance Sheets
                                 (Amounts in thousands)

                                                        March 31,  December 31,
                                                           1998         1997
                                                        -----------------------
                                        Assets
                                        ------

Current assets:
  Cash and cash equivalents .......................      $ 12,093      $  9,127
  Investments .....................................        34,930        19,937
  Accounts and notes receivable-net ...............        38,926        51,377
  Inventories, principally watches and clocks .....        30,416        35,656
  Prepaid expenses ................................         1,021         2,079
  Deferred income taxes ...........................         7,941         8,219
                                                         ----------------------
      Total current assets ........................       125,327       126,395
                                                         ----------------------
Property, plant and equipment-net .................        11,397        11,489
                                                         ----------------------
Other assets:
  Deferred income taxes ...........................        17,101        17,442
  Other ...........................................           268           224
                                                         ----------------------
      Total other assets ..........................        17,369        17,666
                                                         ----------------------
      Total assets ................................      $154,093      $155,550
                                                         ======================

                        Liabilities and Shareholders' Equity
                        ------------------------------------

Current liabilities:
  Accounts payable ................................      $  2,882      $  3,092
  Accrued expenses ................................        16,231        19,913
  Accrued federal and foreign income taxes ........           959
                                                         ----------------------
      Total current liabilities ...................        20,072        23,005
                                                         ----------------------
Other liabilities and credits:
  Postretirement benefits payable .................        40,582        40,967
  Pension benefits payable ........................         3,405         3,606
  Other ...........................................         5,315         6,029
                                                         ----------------------
      Total other liabilities and credits .........        49,302        50,602
                                                         ----------------------
Shareholders' equity ..............................        84,719        81,943
                                                         ----------------------
      Total liabilities and shareholders' equity ..      $154,093      $155,550
                                                         ======================

See accompanying Notes to Consolidated Condensed Financial Statements.


                     Bulova Corporation and Subsidiaries
                 Consolidated Condensed Statements of Income
                (Amounts in thousands, except per share data)




                                                            Three Months Ended
                                                                 March 31,
                                                            1998          1997
                                                          ---------------------

Net sales ..........................................      $30,926       $28,548
Cost of sales ......................................       17,448        16,449
                                                          ---------------------

Gross profit .......................................       13,478        12,099
Selling, general and administrative expenses .......       10,449        10,705
                                                          ---------------------

Operating income ...................................        3,029         1,394
Royalty ............................................          885         1,053
Interest income ....................................          514           317
Interest expense ...................................          (54)           (7)
Other ..............................................           (7)          154
                                                          ---------------------

Income before income tax expense ...................        4,367         2,911

Income tax expense .................................       (2,010)       (1,317)
                                                          ---------------------

Net income .........................................      $ 2,357       $ 1,594
                                                          =====================

Net income per share ...............................      $   .51       $   .35
                                                          =====================

Weighted average number of shares outstanding ......        4,599         4,599
                                                          =====================

See accompanying Notes to Consolidated Condensed Financial Statements.


                   Bulova Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                          (Amounts in thousands)


                                                            Three Months Ended
                                                                March 31,
                                                             1998        1997
                                                         ----------------------

Operating Activities:
  Net income .......................................     $   2,357     $  1,594
  Adjustments to reconcile net income to net cash
   provided by operating activities ................           996        1,475
  Changes in assets and liabilities-net:
    Receivables ....................................        11,865       14,900
    Inventories ....................................         5,240       (1,206)
    Prepaid expenses ...............................           539          425
    Other assets ...................................           (44)         363
    Accounts payable and accrued expenses ..........        (3,892)      (3,670)
    Accrued federal and foreign income taxes .......         1,478         (876)
    Other liabilities and credits ..................          (881)        (952)
                                                          ---------------------
                                                            17,658       12,053
                                                          ---------------------

Investing Activities:
  Purchases of U.S. government securities ..........      (104,607)     (14,628)
  Proceeds from sales of U.S. government securities         90,000        5,000
  Purchases of property, plant and equipment .......           (91)        (108)
  Proceeds from disposal of property, plant and
   equipment .......................................             6           12
                                                          ---------------------
                                                           (14,692)      (9,724)
                                                          ---------------------

Net change in cash and cash equivalents ............         2,966        2,329
Cash and cash equivalents, beginning of period .....         9,127       10,665
                                                          ---------------------
Cash and cash equivalents, end of period ...........      $ 12,093     $ 12,994
                                                          =====================


See accompanying Notes to Consolidated Condensed Financial Statements.

                       Bulova Corporation and Subsidiaries
                 Notes to Consolidated Condensed Financial Statements

1. See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 27, 1998.

   There have been no changes in significant accounting policies since December 31, 1997. In addition, certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1998.

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

3. Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $1,219,000 and $787,000 for the three months ended March 31, 1998 and 1997, respectively.

   See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1997.

4. Loews provides administrative and managerial services for which the Company was charged $519,000 and $516,000 for the three months ended March 31, 1998 and 1997, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

   See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1997.

5. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes to shareholders' equity, including net income, except those resulting from investments by owners and distributions to owners. For the three months ended March 31, 1998 and 1997, comprehensive income totaled $2,776,000 and $1,515,000, respectively. Comprehensive income includes net income and foreign currency translation gains or losses.

6. Shareholders' equity:

                                                        March 31,  December 31,
                                                          1998         1997
                                                       ------------------------
                                                             (In thousands)

   Common stock .................................       $22,999        $22,999
   Additional paid-in capital ...................        23,197         23,197
   Retained earnings ............................        40,151         37,794
   Cumulative translation adjustment ............        (1,142)        (1,561)
   Pension liability adjustment .................          (481)          (481)
                                                        ----------------------
        Total ...................................        84,724         81,948
   Less treasury stock, at cost .................             5              5
                                                        ----------------------
        Total shareholders' equity ..............       $84,719        $81,943
                                                        ======================

7. The Company is responsible for the clean-up of certain environmental conditions at its current facility as well as certain former manufacturing facilities. The remaining environmental liability recognized in the Company's financial statements of $374,000 represents the minimum of the Company's estimated range of equally likely outcomes, the upper limit of that range is approximately $1,093,000.

   See Note 9 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1997.

8. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997, respectively.

   Results of operations for the first quarter of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

Liquidity and Capital Resources:

The Company generated cash flow from operations of $17,658,000 and $12,053,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in net cash flow is primarily the result of the timing of inventory purchases and increased sales, as compared to the prior year. The reduction in purchases during the first quarter of 1998 is due to the Company's continuing effort to closely monitor inventory purchasing to ensure that appropriate levels are maintained.

In previous years, the Company has relied on Loews, which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company was not able to meet through internally generated funds. In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides, under terms and conditions set forth therein, for unsecured loans in amounts aggregating up to $50,000,000. The Credit Agreement has been periodically extended by the Company and currently expires June 30, 1999. While Loews has no obligation to enter into or maintain arrangements for any further borrowing, it is anticipated that should the Company require working capital advances, they would be provided by Loews under the Credit Agreement. See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1997.

The Company has not required any working capital advances from Loews since the entire debt of $19,000,000 under the Credit Agreement was paid in January 1995 and expects to generate sufficient cash flow from operations in 1998 to fund working capital requirements. The Company's investments consist primarily of commercial paper. During the first quarter of 1998, the Company purchased commercial paper for $104,607,000 in cash and received proceeds of $90,000,000. Cash and cash equivalents, and investments amounted to $47,023,000 at March 31, 1998, as compared to $29,064,000 at December 31, 1997.

The Company has invested in property, plant and equipment in an effort to improve warehouse operational efficiency. Capital expenditures related to this project are estimated to be approximately $1,350,000, of which approximately $91,000 was incurred during the first quarter of 1998, and approximately $654,000 has been incurred since the inception of the project.

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

The Company is in the process of modifying and/or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is expected to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems, and the cost is not expected to be material. The Company believes that the Year 2000 issue will not pose a significant operational problem for its computer systems. However, if the modifications and conversions of software are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. In addition, due to the interdependent nature of computer systems, the Company may be adversely impacted depending upon whether it or other entities not affiliated with the Company (vendors, customers, and business partners) address the issue successfully.

Results of Operations:

Net sales increased $2,378,000, or 8.3%, and income before income taxes increased $1,456,000 for the three months ended March 31, 1998, respectively, as compared to the prior year.

The increase in net sales is primarily attributable to the continued growth of the Company's core watch brands of Accutron, Bulova and Caravelle. The Company has continued a consistent marketing effort focused on brand image which resulted in a combined sales increase for the core watch brands of $2,638,000, or 11.1% for the three months ended March 31, 1998 as compared to the prior year. The increase reflects a combined 10.6% increase in unit volume over the prior year.

Gross profit as a percentage of sales for the three months ended March 31, 1998 was 43.6% as compared to 42.4% for the three months ended March 31, 1997. This increase is attributable to a favorable product sales mix and the continued efforts to improve procurement practices.

Selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 1998 was 33.8% as compared to 37.5% for the prior year. This decrease is the result of higher sales and management's continued efforts to control discretionary costs, partially offset by higher advertising costs.

Royalty income has declined $168,000, or 16.0%, for the first quarter of 1998, as compared to 1997. Royalty income represents payments by a distributor and licensees principally in Europe, the Far East and South America. The decline in royalty income reflects the effects of renegotiation of two license agreements in 1996. Interest income increased $197,000, or 62.1% for the three months ended March 31, 1998. This increase is the result of the increased level of invested assets.

The Company imports most of its watch and clock products. Approximately 5% of the Company's purchases are denominated in Japanese yen. The remaining purchases are primarily in U.S. dollars from vendors located in Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the quarter ended March 31, 1998 and 1997. Future foreign currency fluctuations, however, could impact gross profit, income, and cash flow.

Corporate

Related Parties - Loews has provided administrative services for which the Company was charged $519,000 and $516,000 for the three months ended March 31, 1998 and 1997, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a) Exhibits --

      (27) Financial Data Schedule for the three months ended March 31, 1998.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1998.


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



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated: May 15, 1998                               By: /s/ Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)