Form 10-Q
period 1998-06-30
BULOVA CORP
filed 1998-08-14
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

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

          Class                                  Outstanding at August 3, 1998
---------------------------                      -------------------------------
Common stock, $5 par value                              4,599,249 shares

================================================================================

                                   INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      June 30, 1998 and December 31, 1997  .......................        3

    Consolidated Condensed Statements of Income -
      Three and six months ended June 30, 1998 and 1997  .........        4

    Consolidated Condensed Statements of Cash Flows-
      Six months ended June 30, 1998 and 1997  ...................        5

    Notes to Consolidated Condensed Financial Statements .........        6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ..........................        8

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  .......................      10

    Exhibit 27--Financial Data Schedule for the six months ended
       June 30, 1998  .............................................      11

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                           Bulova Corporation and Subsidiaries
                          Consolidated Condensed Balance Sheets
                                 (Amounts in thousands)

                                                        June 30,   December 31,
                                                           1998         1997
                                                        -----------------------
                                        Assets
                                        ------

Current assets:
  Cash and cash equivalents .......................      $  7,150      $  9,127
  Investments .....................................        34,168        19,937
  Accounts and notes receivable-net ...............        40,522        51,377
  Inventories, principally watches and clocks .....        32,838        35,656
  Prepaid expenses ................................         1,497         2,079
  Prepaid federal income tax ......................           615
  Deferred income taxes ...........................         8,209         8,219
                                                         ----------------------
      Total current assets ........................       124,999       126,395
                                                         ----------------------
Property, plant and equipment-net .................        11,375        11,489
                                                         ----------------------
Other assets:
  Deferred income taxes ...........................        16,870        17,442
  Other ...........................................           274           224
                                                         ----------------------
      Total other assets ..........................        17,144        17,666
                                                         ----------------------
      Total assets ................................      $153,518      $155,550
                                                         ======================

                        Liabilities and Shareholders' Equity
                        ------------------------------------

Current liabilities:
  Accounts payable ................................      $  1,372      $  3,092
  Accrued expenses ................................        17,134        19,913
                                                         ----------------------
      Total current liabilities ...................        18,506        23,005
                                                         ----------------------
Other liabilities and credits:
  Postretirement benefits payable .................        40,197        40,967
  Pension benefits payable ........................         3,204         3,606
  Other ...........................................         5,366         6,029
                                                         ----------------------
      Total other liabilities and credits .........        48,767        50,602
                                                         ----------------------
Shareholders' equity ..............................        86,245        81,943
                                                         ----------------------
      Total liabilities and shareholders' equity ..      $153,518      $155,550
                                                         ======================

See accompanying Notes to Consolidated Condensed Financial Statements.


                     Bulova Corporation and Subsidiaries
                 Consolidated Condensed Statements of Income
                (Amounts in thousands, except per share data)




                                         Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                          1998       1997       1998      1997
                                         --------------------------------------

Net sales ..........................     $26,815   $26,611    $57,741   $55,159
Cost of sales ......................      14,528    15,342     31,976    31,791
                                         --------------------------------------

Gross profit .......................      12,287    11,269     25,765    23,368
Selling, general and administrative
 expenses ..........................      10,362    10,368     20,811    21,073
                                         --------------------------------------

Operating income ...................       1,925       901      4,954     2,295
Royalty ............................         908       813      1,793     1,866
Interest income ....................         613       293      1,127       610
Interest expense ...................          (1)       (4)       (55)      (11)
Other ..............................         169       145        162       299
                                         --------------------------------------

Income before income tax expense ...       3,614     2,148      7,981     5,059

Income tax expense .................       1,695       928      3,705     2,245
                                         --------------------------------------

Net income .........................     $ 1,919   $ 1,220    $ 4,276   $ 2,814
                                         ======================================

Net income per share ...............     $   .42   $   .26    $   .93   $   .61
                                         ======================================

Weighted average number of shares
 outstanding .......................       4,599     4,599      4,599     4,599
                                         ======================================

See accompanying Notes to Consolidated Condensed Financial Statements.


                   Bulova Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                          (Amounts in thousands)


                                                            Six Months Ended
                                                                June 30,
                                                             1998        1997
                                                         ----------------------

Operating Activities:
  Net income .......................................     $   4,276     $  2,814
  Adjustments to reconcile net income to net cash
   provided by operating activities ................         1,351        1,742
  Changes in assets and liabilities-net:
    Receivables ....................................         9,567       13,511
    Inventories ....................................         2,818       (1,100)
    Other assets ...................................           (50)         408
    Accounts payable and accrued expenses ..........        (4,499)      (3,047)
    Accrued federal and foreign income taxes .......           (96)      (1,898)
    Other liabilities and credits ..................        (1,746)        (856)
                                                          ---------------------
                                                            11,621       11,574
                                                          ---------------------

Investing Activities:
  Purchases of short-term investments ..............      (218,332)     (14,628)
  Proceeds from sales of short-term investments ....       204,974        5,000
  Purchases of property, plant and equipment .......          (246)        (411)
  Proceeds from disposal of property, plant and
   equipment .......................................             6           14
                                                          ---------------------
                                                           (13,598)     (10,025)
                                                          ---------------------

Net change in cash and cash equivalents ............        (1,977)       1,549
Cash and cash equivalents, beginning of period .....         9,127       10,665
                                                          ---------------------
Cash and cash equivalents, end of period ...........      $  7,150     $ 12,214
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

3. Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $1,375,000, $786,000, $2,594,000 and $1,573,000 for the three and six months ended June 30, 1998 and 1997, respectively.

   See Note 4 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1997.

4. Loews provides administrative and managerial services for which the Company was charged $519,000, $516,000, $1,038,000 and $1,032,000 for the three and six months ended June 30, 1998 and 1997, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

   See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1997.

5. The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes to shareholders' equity, including net income, except those resulting from investments by owners and distributions to owners. For the three and six months ended June 30, 1998 and 1997, comprehensive income totaled $1,526,000, $1,256,000, $4,302,000 and $2,771,000, respectively.
   Comprehensive income includes net income and foreign currency translation gains or losses.

6. Shareholders' equity:

                                                        June 30,   December 31,
                                                          1998         1997
                                                       ------------------------
                                                             (In thousands)

   Common stock ...............................       $22,999         $22,999
   Additional paid-in capital .................        23,197          23,197
   Retained earnings ..........................        42,070          37,794
   Cumulative translation adjustment ..........        (1,535)         (1,561)
   Pension liability adjustment ...............          (481)           (481)
                                                      -----------------------
        Total .................................        86,250          81,948
   Less treasury stock, at cost ...............             5               5
                                                      -----------------------
        Total shareholders' equity ............       $86,245         $81,943
                                                      =======================

7. The Company is responsible for the clean-up of certain environmental conditions at its current facility as well as certain former manufacturing facilities. The remaining environmental liability recognized in the Company's financial statements of $342,000 represents the minimum of the Company's estimated range of equally likely outcomes, the upper limit of that range is approximately $684,000.

   See Note 9 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1997.

8. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and December 31, 1997 and the results of operations for the three and six months ended June 30, 1998 and 1997 and changes in cash flows for the six months ended June 30, 1998 and 1997, respectively.

   Results of operations for the second quarter and first six months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

Liquidity and Capital Resources:

The Company generated net cash flow from operations of $11,621,000 and $11,574,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in net cash flow is primarily the result of the timing of inventory purchases and increased sales partially offset by lower collection of accounts receivable, as compared to the prior year.

In previous years, the Company has relied on Loews, which owns approximately 97% of the Company's outstanding common stock, to meet working capital needs which the Company was not able to satisfy with internally generated funds. In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides, under terms and conditions set forth therein, for unsecured loans to the Company to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. The Credit Agreement has been periodically extended by the Company and currently expires on June 30, 2000. While Loews has no obligation to enter into or maintain arrangements for any further borrowing, it is anticipated that should the Company require working capital advances, they would be provided by Loews under the Credit Agreement. See Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company has not required any working capital advances from Loews since the then outstanding debt of $19,000,000 in principal amount under the Credit Agreement was paid in January 1995 and expects to generate sufficient cash flow from operations to fund working capital requirements through 1998.

The Company's investments consist primarily of commercial paper. Cash and cash equivalents, and investments amounted to approximately $41,318,000 at June 30, 1998, as compared to approximately $29,064,000 at December 31, 1997.

The Company has invested in property, plant and equipment in an effort to improve warehouse operational efficiency. Capital expenditures related to this project are estimated to be approximately $1,350,000, of which approximately $155,000 and $246,000 was incurred during the three and six months ended June 30,1998, respectively, and approximately $809,000 has been incurred since the inception of the project which commenced in the first quarter of 1997.

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

The Company is in the process of modifying and/or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is expected to be completed by December 31, 1998, which is prior to any anticipated impact on its operating systems, and the cost is not expected to be material. The Company believes that the Year 2000 issue will not pose a significant operational problem for its computer systems. However, if the modifications and conversions of software are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. In addition, due to the interdependent nature of computer systems, the Company may be adversely impacted depending upon whether it or other entities not affiliated with the Company (vendors, customers, and business partners) address the issue successfully.

Results of Operations:

Net sales increased by approximately $204,000, or 0.8%, and $2,582,000 or 4.7%, for the three and six months ended June 30, 1998, respectively, as compared to

                                      Page 8
the corresponding periods of the prior year. Income before income taxes increased by approximately $1,466,000 and $2,922,000 for the three and six months ended June 30, 1998, respectively, as compared to the prior year.

The increase in net sales is primarily attributable to the continued growth of the Company's Bulova and Caravelle watch brands. The combined sales increase for the Bulova and Caravelle watch brands was $823,000, or 4.1%, and $3,882,000, or 9.2% for the three and six months ended June 30, 1998 as compared to the prior year. These increases were partially offset by a combined sales decline in other watch and clock product lines of $600,000 and $1,249,000 for the three and six months ended June 30, 1998, respectively, as compared to the prior year.

Gross profit as a percentage of sales increased to 45.8% and 44.6% for the three and six months ended June 30, 1998, respectively, as compared to 42.3% and 42.4% for the prior year. This increase is attributable to a favorable product sales mix and the continued efforts to improve procurement practices.

Selling, general and administrative expenses as a percentage of net sales for the three and six months ended June 30, 1998 were 38.6% and 36.0%, respectively, as compared to 39.0% and 38.2%, respectively, for the prior year. This decrease is the result of higher sales and management's continued efforts to control discretionary costs.

Royalty income increased by approximately $95,000 or 11.7% and decreased by approximately $73,000 or 3.9% for the three and six months ended June 30, 1998, respectively. Royalty income represents payments by a distributor and licensees principally in Europe, the Far East and South America. The decline in royalty income for the six months ended June 30, 1998 reflects the effects of renegotiation of two license agreements in 1996.

Interest income increased by approximately $320,000 and $517,000 for the three and six months ended June 30, 1998, respectively, as compared to the prior year. This increase is the result of the increased level of invested assets.

The Company imports most of its watch and clock products. Approximately 5% of the Company's purchases are denominated in Japanese yen. The remaining purchases are primarily in U.S. dollars from vendors located in Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on results of operations for the three and six months ended June 30, 1998 and 1997. Future foreign currency fluctuations, however, could impact gross profit, income, and cash flow.

Corporate

Related Parties - Loews has provided administrative services for which the Company was charged $519,000, $516,000, $1,038,000 and $1,032,000 for the three and six months ended June 30, 1998 and 1997, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.


Forward-Looking Statements

When included in the Report, the words "believes," "expects," "intends," "anticipates," "estimates" and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, changes in financial markets, significant changes in consumer spending patterns, competition in the Company's product areas, effects of the Asian economic crisis, changes in foreign currency valuations in relation to the U.S. dollar, changes in foreign, political, social and economic conditions, and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a) Exhibits --

      (27) Financial Data Schedule for the six months ended June 30, 1998.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1998.

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



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated: August 14, 1998                           By: /s/ Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)