Form 10-Q
period 1998-09-30
BULOVA CORP
filed 1998-11-16
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

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

          Class                                  Outstanding at November 2, 1998
---------------------------                      -------------------------------
Common stock, $5 par value                              4,599,249 shares

================================================================================

                                   INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      September 30, 1998 and December 31, 1997  ..................        3

    Consolidated Condensed Statements of Income -
      Three and nine months ended September 30, 1998 and 1997  ...        4

    Consolidated Condensed Statements of Cash Flows-
      Nine months ended September 30, 1998 and 1997  .............        5

    Notes to Consolidated Condensed Financial Statements .........        6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ..........................        8

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  ......................       10

    Exhibit 27--Financial Data Schedule for the nine months ended
     September 30, 1998  .........................................       12

                               PART I. FINANCIAL INFORMATION


Item 1. Financial Statements
        --------------------

                           Bulova Corporation and Subsidiaries
                          Consolidated Condensed Balance Sheets
                                 (Amounts in thousands)

                                                    September 30,  December 31,
                                                         1998           1997
                                                    ---------------------------
                                        Assets
                                        ------

Current assets:
  Cash and cash equivalents .......................    $  7,174        $  9,127
  Short-term investments ..........................      24,583          19,937
  Accounts and notes receivable-net ...............      50,150          51,377
  Inventories, principally watches and clocks .....      38,175          35,656
  Prepaid expenses ................................         796           2,079
  Deferred income taxes ...........................       8,712           8,219
                                                       ------------------------
      Total current assets ........................     129,590         126,395
                                                       ------------------------
Property, plant and equipment-net .................      11,309          11,489
                                                       ------------------------
Other assets:
  Deferred income taxes ...........................      16,457          17,442
  Other ...........................................         248             224
                                                       ------------------------
      Total other assets ..........................      16,705          17,666
                                                       ------------------------
      Total assets ................................    $157,604        $155,550
                                                       ========================

                        Liabilities and Shareholders' Equity
                        ------------------------------------

Current liabilities:
  Accounts payable ................................    $  2,743        $  3,092
  Accrued expenses ................................      18,589          19,913
                                                       ------------------------
      Total current liabilities ...................      21,332          23,005
                                                       ------------------------
Other liabilities and credits:
  Postretirement benefits payable .................      39,163          40,967
  Pension benefits payable ........................       3,004           3,606
  Other ...........................................       5,043           6,029
                                                       ------------------------
      Total other liabilities and credits .........      47,210          50,602
                                                       ------------------------
Shareholders' equity ..............................      89,062          81,943
                                                       ------------------------
      Total liabilities and shareholders' equity ..    $157,604        $155,550
                                                       ========================

See accompanying Notes to Consolidated Condensed Financial Statements.


                     Bulova Corporation and Subsidiaries
                 Consolidated Condensed Statements of Income
                (Amounts in thousands, except per share data)




                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                          1998       1997       1998     1997
                                         --------------------------------------

Net sales ..........................     $ 33,920  $33,049    $ 91,661 $88,208
Cost of sales ......................       16,853   17,840      48,829  49,631
                                         --------------------------------------

Gross profit .......................       17,067   15,209      42,832  38,577
Selling, general and administrative
 expenses ..........................       12,934   11,491      33,745  32,564
                                         --------------------------------------

Operating income ...................        4,133    3,718       9,087   6,013
Royalty income......................          899      856       2,692   2,722
Interest income ....................          452      427       1,579   1,048
Interest expense ...................          (16)      (4)        (71)    (15)
Other ..............................          118       93         280     381
                                         --------------------------------------

Income before income tax expense ...        5,586    5,090      13,567  10,149

Income tax expense .................        2,345    1,996       6,050   4,241
                                         --------------------------------------

Net income .........................     $  3,241  $ 3,094    $  7,517 $ 5,908
                                         ======================================

Net income per share ...............     $    .70  $   .67    $   1.63 $  1.28
                                         ======================================

Weighted average number of shares
 outstanding .......................        4,599    4,599       4,599   4,599
                                         ======================================

See accompanying Notes to Consolidated Condensed Financial Statements.


                   Bulova Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                          (Amounts in thousands)


                                                            Nine Months Ended
                                                              September 30,
                                                            1998         1997
                                                         ----------------------

Operating Activities:
  Net income .......................................     $  7,517     $  5,908
  Adjustments to reconcile net income to net cash
   provided by operating activities ................        1,945        2,784
  Changes in assets and liabilities-net:
    Receivables ....................................         (955)       2,265
    Inventories ....................................       (2,519)          866
    Other assets ...................................          740         1,374
    Accounts payable and accrued expenses ..........       (1,999)       (2,987)
    Accrued federal and foreign income taxes .......          845        (1,992)
    Other liabilities and credits ..................       (3,790)       (1,475)
                                                          ---------------------
                                                            1,784         6,743
                                                          ---------------------

Investing Activities:
  Purchases of short-term investments ..............     (218,332)      (33,661)
  Proceeds from sales of short-term investments ....      214,952        20,000
  Purchases of property, plant and equipment .......         (363)         (478)
  Proceeds from disposal of property, plant and
   equipment .......................................            6            17
                                                          ---------------------
                                                           (3,737)      (14,122)
                                                          ---------------------

Net change in cash and cash equivalents ............       (1,953)       (7,379)
Cash and cash equivalents, beginning of period .....        9,127        10,665
                                                          ---------------------
Cash and cash equivalents, end of period ...........      $ 7,174      $  3,286
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

3. Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $688,000, $786,000, $3,282,000 and $2,359,000 for the three and nine months ended September 30, 1998 and 1997, respectively.

   See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1997.

4. Loews provides administrative and managerial services for which the Company was charged $519,000, $516,000, $1,557,000 and $1,548,000 for the three and nine months ended September 30, 1998 and 1997, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

   See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1997.

5. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes to shareholders' equity, including net income, except those resulting from investments by owners and distributions to owners. For the three and nine months ended September 30, 1998 and 1997, comprehensive income totaled $2,817,000, $3,091,000, $7,119,000 and $5,835,000, respectively. Comprehensive income includes net income and foreign currency translation gains or losses.

6. Shareholders' equity:

                                                    September 30,   December 31,
                                                        1998           1997
                                                   ----------------------------
                                                           (In thousands)

   Common stock ...............................      $  22,999     $   22,999
   Additional paid-in capital .................         23,197         23,197
   Retained earnings ..........................         45,311         37,794
   Cumulative translation adjustment ..........         (1,959)        (1,561)
   Pension liability adjustment ...............           (481)          (481)
                                                     -------------------------
        Total .................................         89,067         81,948
   Less treasury stock, at cost ...............              5              5
                                                     -------------------------
        Total shareholders' equity ............      $  89,062     $   81,943
                                                     =========================

7. The Company is responsible for the clean-up of certain environmental conditions at its current facility as well as certain former manufacturing facilities. The remaining environmental liability recognized in the Company's financial statements of $266,000 represents the minimum of the Company's estimated range of equally likely outcomes, the upper limit of that range is approximately $608,000.

   See Note 9 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1997.

8. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and December 31, 1997 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and changes in cash flows for the nine months ended September 30, 1998 and 1997, respectively.

   Results of operations for the third quarter and first nine months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

Liquidity and Capital Resources:

The Company generated net cash flow from operations of $1,784,000 and $6,743,000 for the nine months ended September 30, 1998 and 1997, respectively. The decrease in net cash flow is primarily the result of timing in and increase of inventory purchases necessary to meet the Company's sales forecast, as well as an increase in the level of cash collection for the nine months ended September 30, 1997, which the Company has been able to maintain through the nine months ended September 30, 1998, resulting in a more consistent accounts receivable balance compared to the corresponding period of the prior year. Additionally, a decrease in accounts payable and accrued expenses, resulting from a difference in the timing of the transaction, compared to the corresponding period of the prior year also decreased the net cash flow. An increase in net income has partially offset the cash usages discussed above.

Prior to January 1995, the Company had relied on Loews, which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company was not able to satisfy with internally generated funds. In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides, under terms and conditions set forth therein, for unsecured loans to the Company to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. The Credit Agreement has been periodically extended by the Company and currently expires on June 30, 2000. While Loews has no obligation to enter into or maintain arrangements for any further borrowing, it is anticipated that should the Company require working capital advances, they would be provided by Loews under the Credit Agreement. See Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company has not required any working capital advances from Loews since the then outstanding debt of $19,000,000 in principal amount under the Credit Agreement was paid in January 1995 and expects that existing cash balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

The Company's investments consist primarily of commercial paper. Cash and cash equivalents, and short-term investments amounted to approximately $31,757,000 at September 30, 1998, as compared to approximately $29,064,000 at December 31, 1997.

The Company has invested in property, plant and equipment in an effort to improve warehouse operational efficiency. In the third quarter of 1998, the Company increased the scope of the project and revised its estimate of related capital expenditures from $1,350,00 to $2,000,000. Approximately $117,000 and $363,000 was incurred during the three and nine months ended September 30, 1998, and approximately $926,000 has been incurred since the inception of the project, which commenced in the first quarter of 1997. This project will be funded through the Company's working capital.

On November 3, 1998 the Company executed an agreement to acquire a warehouse facility for its clock operation. The acquisition and renovation cost is expected to be approximately $4,400,000. The purchase is subject to certain terms and conditions contained in the agreement including a Phase 2 environmental study. The Company expects the closing to be completed by December 31, 1998. The project will be funded through the Company's available working capital.

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

The Company has completed an assessment of its computer and other non-information technology systems, and is in the process of modifying and/or replacing portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Based on a revaluation of the status of the project conducted in the third quarter of 1998, the Company revised the project's completion date. The project is now expected to be completed by the end of the first quarter of 1999, which is prior to any anticipated impact on its operating systems. The estimated total cost of the Year 2000 project is approximately $225,000. The Company believes that the Year 2000 issue will not pose a significant operational problem for its computer systems. However, if the modifications and conversions of software are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. In addition, due to the interdependent nature of computer systems, the Company may be adversely impacted depending upon whether it or other entitites not affiliated with the Company (vendors, customers, and business partners) address the issue successfully. Contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risks with the Company's vendors, customers and business partners.

Results of Operations:

Net sales increased by approximately $871,000, or 2.6%, and $3,453,000 or 3.9%, for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods of the prior year. Income before income taxes increased by approximately $496,000 and $3,418,000 for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods of the prior year.

The increase in net sales is primarily attributable to the continued growth of the Company's Bulova and Caravelle watch brands. These increases were partially offset by a combined sales decline in the Sportstime licensed product line and the clock product lines. The Company is evaluating the market position and sales contribution of its Sportstime licensed product lines.

In the third quarter of 1998, the Company recorded a credit of $227,000 in cost of sales related to an actuarial revaluation of its post retirement benefit net periodic expense. Exclusive of this transaction, gross profit as a percentage of net sales increased to 49.6% and 46.5% for the three and nine months ended September 30, 1998, respectively, as compared to 46.0% and 43.7% for the corresponding periods of the prior year. This increase is attributable to a favorable product sales mix and continued efforts to improve procurement practices.

In the third quarter of 1998, the Company recorded a credit of $423,000 in administrative expense related to an actuarial revaluation of its post retirement benefit net priodic expense. Exclusive of this transaction, selling, general and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 1998 were 39.4% and 37.3%, respectively, as compared to 34.8% and 36.9%, respectively, for the corresponding periods of the prior year. The increase in selling, general, and administrative expenses for the three and nine months ended September 30, 1998 is primarily due to an increased investment in brand support.

Royalty income increased by approximately $43,000 or 5.0% and decreased by approximately $30,000 or 1.1% for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods of the prior year. Royalty income represents payments by a distributor and licensees principally in Europe, the Far East and South America. The decline in royalty income for the nine months ended September 30, 1998 reflects the effects of renegotiation of two license agreements in 1996.

Interest income increased by approximately $25,000 and $531,000 for the three and nine months ended September 30, 1998, respectively, as compared to the corresponding periods of the prior year. This increase is the result of the increased level of invested assets.

The Company imports most of its watch and clock products. Approximately 5.0% of the Company's purchases are denominated in Japanese yen. The remaining purchases are primarily denominated in U.S. dollars and acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the three and nine months ended September 30, 1998 and 1997. Future foreign currency fluctuations, however, could impact gross profit, income, and cash flow.

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




                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a) Exhibits --

      (27) Financial Data Schedule for the nine months ended September 30, 1998.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1998.

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



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated: November 16, 1998                          By: /s/ Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)