Form 10-K405
period 1998-12-31
BULOVA CORP
filed 1999-03-30
CIK 15310

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

                                     OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From               to
                                ------------     ------------

Commission File Number 1-457

                             BULOVA CORPORATION
            (Exact name of registrant as specified in its charter)

          New York                                                11-1719409
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

                      Yes      X          No
                           ---------         --------

  As of February 26, 1999, 4,599,857 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $2,590,000.
===============================================================================

                             BULOVA CORPORATION

                         INDEX TO ANNUAL REPORT ON
                          FORM 10-K FILED WITH THE
                     SECURITIES AND EXCHANGE COMMISSION

                    For The Year Ended December 31, 1998

Item                                                                        Page
 No.                                                                         No.
----                                                                        ----
                                   PART I

  1   BUSINESS .........................................................     3

  2   PROPERTIES .......................................................     4

  3   LEGAL PROCEEDINGS ................................................     4

  4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............     4

                                  PART II

  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
       MATTERS .........................................................     4

  6   SELECTED FINANCIAL DATA ..........................................     5

  7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS ...........................................     5

  7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......     8

  8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................     9

  9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE ............................................    21

                                  PART III

 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............    22

 11   EXECUTIVE COMPENSATION ...........................................    23

 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...    24

 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................    25

                                  PART IV

 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K ...    26

                                   PART I

Item 1. Business.

  Bulova Corporation (together with its subsidiaries referred to herein as "Registrant" or the "Company," unless the context otherwise requires) is a New York corporation. Loews Corporation ("Loews") owns approximately 97% of Registrant's outstanding Common Stock. See Item 12 below of this Form 10-K.

  Registrant is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. The principal watch brands are Bulova, Caravelle, Accutron and Sportstime. Clocks are principally sold under the Bulova brand name. The Registrant's product breakdown includes a luxury watch line represented by Accutron, a mid-ranged priced watch brand represented by Bulova, and a lower-priced watch line represented by Caravelle. In addition, the Registrant's Sportstime by Bulova brand, with watches using names and logos of various professional and college athletic teams, is sold at various price levels.

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

  Registrant buys complete watches and clocks from foreign suppliers for substantially all of its products. Watch movements, cases and other components are also purchased from foreign suppliers. In the United States, most of Registrant's consumer products are sold through major department stores, jewelry store chains, and premium outlets through Registrant's commission sales force and outside sales representatives. In Canada, Registrant, through a marketing subsidiary, sells directly to retailers. The customer base is comprised of large retailers, small local chains and local independent jewelry shops. In 1998, 1997 and 1996, one customer represented approximately 13%, 11% and 12%, respectively, of sales. No other customer represented more than 10% of the Company's sales.

  The business is intensely competitive. The principal methods of competition are price, styling, product availability, aftersale service, warranty and product performance. In all six categories, Registrant occupies a favorable position of long standing. There are approximately ten major competitors with well established names and positions in the principal markets in which Registrant competes. At least three of these have sales and assets substantially greater than the Registrant. In addition, there are an indeterminate number of minor competitors.

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

                                 Employees

  Registrant currently employs approximately 445 persons, approximately 150 of whom are union members, and has experienced satisfactory labor relations. The Company has comprehensive benefit plans for substantially all employees.

Item 2. Properties.

  The Company owns an 80,000 square foot plant in Woodside, New York used for executive and sales offices, watch distribution, service and warehouse purposes and also owns a 91,000 square foot plant in Brooklyn, New York, for clock service and warehouse purposes. The Brooklyn warehouse replaces a 71,000 square foot facility the Company leased in Maspeth, New York. In addition, the Company leases a 25,000 square foot plant in Toronto, Canada, for watch and clock sales and service.

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

                                              1998                   1997
                                       -----------------------------------------
                                         High          Low      High         Low
--------------------------------------------------------------------------------

First Quarter ....................     16 1/4       15 5/8     4 3/4       4 3/4
Second Quarter ...................     17 1/2       16 1/4    10 1/2       4 3/4
Third Quarter ....................     23 1/4       18        14          10 1/2
Fourth Quarter ...................     18 1/8       16 5/8    15 5/8      14

DIVIDEND INFORMATION

  The Company paid no dividends for the years ended December 31, 1998 and 1997.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

  There were approximately 1,400 holders of record of common stock of the Company at February 26, 1999.

Item 6. Selected Financial Data.

Year Ended December 31           1998       1997       1996       1995      1994
--------------------------------------------------------------------------------
(In thousands, except per share data)

Results of Operations:
  Net sales ...............  $129,157   $123,443   $115,113   $100,449  $ 93,724
  Income from continuing
   operations .............    10,920     10,016      7,001      2,269       532
  Per share ...............      2.37       2.18       1.52        .49       .11
  Net income ..............    10,920     10,016      7,001      2,632       834
  Per share ...............      2.37       2.18       1.52        .57       .18

Financial Position:
  Total assets ............   164,452    155,550    148,454    134,127   151,035
  Discontinued
   operations-net .........         -          -          -          -    20,082
  Long-term debt ..........         -          -          -          -       200
  Debt to affiliate .......         -          -          -          -    19,000
  Shareholders' equity ....    91,831     81,943     72,381     65,463    62,930
  Dividends per share .....      None       None       None       None      None
  Shares of common stock
   outstanding ............     4,599      4,599      4,599      4,599     4,599

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

1998 Compared with 1997

Net sales and income before income taxes increased $5,714,000 and $3,319,000, or 4.6% and 21.7%, as compared to 1997, respectively.

The increase in net sales is primarily attributable to the unit growth of the Company's Bulova and Caravelle watch brands of 12.7% and 3.7%, respectively, as compared to 1997. The unit growth, attributable to Bulova and Caravelle, resulted in a combined increased net sales of $9,407,000, or 10.0%, as compared to 1997. This increase was partially offset by a combined sales decline in the Sportstime licensed product line and the clock product line of $2,075,000, or 9.9%. The Company is continuing its evaluation of the market position and sales contribution of the Sportstime licensed product business.

Gross profit as a percentage of net sales for the year ended December 31, 1998 was 49.0%, as compared to 46.3% for the year ended December 31, 1997. The increase in gross profit is attributable to a favorable product sales mix and a credit of $338,000 to cost of sales related to an actuarial revaluation of its postretirement benefit net periodic expense.

Royalty income was essentially unchanged from that of the prior year. Royalty income represents payments by a distributor and licensees principally in Europe, the Far East and South America. The licensee for Europe and the Far East is based in Hong Kong. The Company's South American distributor is based in the United States. While the Company does not believe the current volatility in the Asian and South American economies will have an impact on royalty income for 1999, there can be no assurance that these economic conditions will not impact the ability of the licensee and distributor to meet their respective obligations.

Interest income increased by $576,000, or 43.6%, as compared to 1997. This increase is the result of the increased level of invested assets during 1998.

Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 1998 was 39.1% as compared to 38.3% for the year ended December 31, 1997. The primary reason for the increase in 1998 was the result of the Company's significant increase in brand support advertising. This increase was partially offset by a credit of $629,000 recorded in selling, general and administrative expenses related to an actuarial revaluation of its postretirement benefit net periodic expense.

1997 Compared with 1996

Net sales and income before income taxes increased $8,330,000 and $3,622,000, or 7.2% and 31.0%, as compared to 1996, respectively.

The increase in net sales is primarily due to overall higher unit prices and sales volume of watches. Watch unit prices increased 4.5%, while unit volume increased 6.6%, as compared to 1996. Effective January 1, 1997, the Company selectively increased prices, primarily on the Bulova brand. New style introductions, combined with a consistent marketing effort focused on brand image, resulted in significant unit growth of the Accutron, Bulova and Caravelle watch brands. The price increase and unit growth resulted in combined increases of $10,159,000, or 11.4%, as compared to 1996.

Revenue increases were partially offset by declines in the clock product line. Clock revenues declined $1,674,000, or 8.4%, as compared to 1996.

Gross profit as a percentage of net sales for the year ended December 31, 1997 was 46.3%, as compared to 42.0% for the year ended December 31, 1996. This increase is attributable to the price increase discussed above, and continued efforts to improve procurement practices.

The Company has adopted amendments, effective July 1, 1996, to its postretirement benefit health care plan which has reduced the related health care costs incurred by the Company. Gross profit and selling, general and administrative expenses include postretirement benefit (credits) costs of $(196,000) and $443,000 for the years ended 1997 and 1996, respectively. The cost savings have contributed to the favorable results in gross profit and operating income. See also discussion of selling, general and administrative costs, below.

Royalty income has declined $257,000, or 6.7%, as compared to 1996. The decline in royalty income reflects the effects of renegotiation in 1996 of two license agreements. In connection with the renegotiations, the term of the two license agreements were extended to the year 2001.

Interest income increased by $369,000, or 38.8%, as compared to 1996, due primarily to the Company's increased level of invested assets during 1997.

Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 1997 was 38.3%, as compared to 36.8% for the year ended December 31, 1996. The increase in 1997 was the result of the Company's significant increase in brand support advertising, and an increase in the charge from Loews for administrative services (see "Related Parties," below), partially offset by a reduction in health care costs and bad debt expenses.

Foreign Currency

The Company imports most of its watch and clock products. In 1998, approximately 4% of the Company's purchases were denominated in Japanese yen. The remaining purchases are primarily denominated in U.S. dollars and acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the years ended December 31, 1998, 1997 and 1996. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The company generated (utilized) cash flow from operations of $(509,000) and $13,094,000 for the years ended December 31, 1998 and 1997, respectively. The change in cash flow is due primarily to: (1) the increased level of accounts receivable which resulted from an increase in sales during the fourth quarter of 1998; (2) the increased level of inventory in the fourth quarter of 1998 to meet the sales demand for its Bulova and Caravelle product lines; (3) a decrease in prepaid assets, resulting from the timing of the transactions; and (4) a decrease in other liabilities which is primarily related to a reduction in postretirement and pension liabilities as determined by an actuarial calculation. The above was partially offset by an increase in accounts payable and accrued expenses. The increase in cash flow from December 31, 1997 as compared to December 31, 1996 is due primarily to increased sales and collections from customers.

In the first quarter of 1996, the Company received approximately $3,857,000 in cash from Benetton International, N.V. which represented damages, costs and interest, as a result of an arbitration proceeding regarding an attempted premature termination of a licensing agreement with the Company, which is subject to return under certain circumstances. See Note 8 of the Notes to Consolidated Financial Statements.

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

The Company has not required any working capital advances from Loews since the entire debt of $19,000,000 in principal amount under the Credit Agreement was paid in January 1995 and expects that existing cash balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

The Company has invested in property, plant and equipment in an effort to improve warehouse operational efficiency. In the third quarter of 1998, the Company increased the scope of this project and revised its estimate of related capital expenditures from $1,350,000 to $2,000,000. Approximately $495,000 was incurred during the year ended December 31, 1998, and approximately $1,058,000 has been incurred since the inception of the project, which commenced in the first quarter of 1997. This project will be funded through the Company's working capital. Additionally, during the fourth quarter of 1998, the Company purchased a building for its clock warehousing and distribution requirements. The cost of the building was approximately $4,000,000 and was funded through the Company's available working capital. The Company anticipates it will incur approximately $800,000 in renovation costs during the first half of 1999. These costs will be funded through the Company's working capital.

Year 2000 Issue

The widespread use of computer programs, both in the United States and internationally, that rely on two digit date fields to perform computations and decision making functions may cause computer systems to malfunction when processing information involving dates beginning in 1999. Such malfunctions could lead to business delays and disruptions. The Company renovated or replaced many of its legacy systems and upgraded its systems to accommodate business for the Year 2000 and beyond. In addition, the Company is checking embedded systems in computer hardware and other infrastructure such as heating and ventilating systems, and security systems.

Based upon its current assessment, the Company estimates the total cost to replace and upgrade its systems to accommodate Year 2000 processing is expected to be approximately $350,000. As of December 31, 1998, approximately $337,000 has been spent. However, prior to 1997, the Company did not specifically separate technology charges for Year 2000 from other information technology charges. In addition, while some hardware charges are included in the budget figures, the Company's hardware costs are typically included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent and to be spent will be financed from current operating funds.

The Company believes that it will be able to resolve the Year 2000 issue during the first half of 1999. As of December 31, 1998, the Company has certified internally over 90% of its internal applications and systems as being ready for the year 2000. However, due to the interdependent nature of computer systems, there may be an adverse impact on the Company if vendors, customers and other business partners fail to successfully address the Year 2000 issue. The Company's contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risk with the Company's vendors, customers and other business partners.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments consist primarily of short-term commercial paper and U.S. government treasury bills. The company has exposure to economic losses due to interest rate risk arising from changes in the level of volatility of interest rates. The Company mitigates its exposure to interest rate risk by maintaining investments with short-term maturities. As such, the Company does not believe these financial instruments present a significant exposure to market risk.

ACCOUNTING STANDARDS

In March 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." For purposes of this SOP, internal-use software is software acquired, internally developed or modified solely to meet the entity's internal needs for which no substantive plan exists or is being developed to market the software externally during the software's development or modification. Accounting treatment for costs associated with software developed or obtained for internal use, as defined by this SOP, is based upon a number of factors, including the point in time during the project that costs are incurred as well as the types of costs incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998 and will be adopted in the first quarter of 1999. The Company is currently evaluating the effects of this SOP.

In April 1998, the AICPA's Accounting Standards Executive Committee issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP requires costs of start-up activities and organization costs, as defined, to be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Initial application of this SOP should be reported as a change in accounting principle, and will, accordingly, involve a cumulative adjustment. The Company does not expect the adoption of the SOP to have a significant impact on its results of operations or equity.

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

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
Assets:
--------------------------------------------------------------------------------
December 31                                             1998               1997
--------------------------------------------------------------------------------
Current assets:

 Cash and cash equivalents (Note 1)             $  5,720,000        $ 9,127,000

 Investments (Note 1)                             19,964,000         19,937,000

 Receivables, less allowance for doubtful
  accounts and cash discounts of $3,839,000
  and $3,693,000 (Note 1)                         56,213,000         51,377,000

 Inventories (Note 1)                             38,937,000         35,656,000

 Prepaid expenses (Note 4)                         1,502,000          1,560,000

 Prepaid income taxes (Note 3)                     1,057,000            519,000

 Deferred income taxes (Notes 1 and 3)             9,416,000          8,219,000
--------------------------------------------------------------------------------
Total current assets                             132,809,000        126,395,000
--------------------------------------------------------------------------------

Property, plant and equipment, at cost
 (Note 1):

 Land, buildings and improvements                 18,040,000         14,090,000

 Machinery and equipment                           2,759,000          2,631,000

 Furniture, fixtures and leasehold improvements    4,381,000          4,091,000
--------------------------------------------------------------------------------
                                                  25,180,000         20,812,000
 Less accumulated depreciation and amortization    9,973,000          9,323,000
--------------------------------------------------------------------------------
Property, plant and equipment-net                 15,207,000         11,489,000
--------------------------------------------------------------------------------

Other assets:

 Deferred income taxes (Notes 1 and 3)            16,220,000         17,442,000

 Other assets                                        216,000            224,000
--------------------------------------------------------------------------------
Total other assets                                16,436,000         17,666,000
--------------------------------------------------------------------------------
Total assets                                     164,452,000       $155,550,000
================================================================================
See Notes to Consolidated Financial Statements.

                                       9

--------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
--------------------------------------------------------------------------------
December 31                                             1998               1997
--------------------------------------------------------------------------------
Current liabilities:

 Accounts payable                               $  3,579,000       $  3,092,000
 Accrued expenses:
  Salaries, wages and commissions                  3,248,000          3,226,000
  Pension (Note 4)                                   197,000
  Postretirement benefits (Note 4)                   972,000          1,439,000
  Advertising (Note 1)                             4,435,000          3,292,000
  Warranty (Note 1)                                1,017,000          1,016,000
  Other                                           11,660,000         10,940,000
--------------------------------------------------------------------------------
Total current liabilities                         25,108,000         23,005,000
--------------------------------------------------------------------------------

Other liabilities and credits:

 Postretirement benefits payable (Note 4)         39,495,000         40,967,000
 Pension benefits payable (Note 4)                 3,590,000          3,606,000
 Other (Note 8)                                    4,428,000          6,029,000
--------------------------------------------------------------------------------
Total other liabilities and credits               47,513,000         50,602,000
--------------------------------------------------------------------------------

Commitments and contingent liabilities
 (Notes 2, 3, 4, 7 and 8)

Shareholders' equity (Note 1):

 Common stock, $5 par value:
  Authorized: 7,500,000 shares
  Issued: 4,600,000 shares                        22,999,000         22,999,000
 Additional paid-in capital                       23,197,000         23,197,000
 Retained earnings                                48,714,000         37,794,000
 Accumulated other comprehensive loss             (3,074,000)        (2,042,000)
--------------------------------------------------------------------------------
                                                  91,836,000         81,948,000
 Less 1,000 shares of common stock held in
  treasury, at cost                                    5,000              5,000
--------------------------------------------------------------------------------
Total shareholders' equity                        91,831,000         81,943,000
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity      $164,452,000       $155,550,000
================================================================================

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31                 1998               1997             1996
-------------------------------------------------------------------------------

Net sales                      $129,157,000       $123,443,000     $115,113,000
Cost of sales                    65,845,000         66,323,000       66,756,000
-------------------------------------------------------------------------------
Gross profit                     63,312,000         57,120,000       48,357,000
Selling, general and
 administrative expenses         50,465,000         47,246,000       42,341,000
-------------------------------------------------------------------------------
Operating income                 12,847,000          9,874,000        6,016,000
Royalty                           3,581,000          3,606,000        3,863,000
Interest-net                      1,896,000          1,320,000          951,000
Other                               286,000            491,000          839,000
-------------------------------------------------------------------------------
Income before income taxes       18,610,000         15,291,000       11,669,000

Income taxes (Notes 1 and 3)      7,690,000          5,275,000        4,668,000
-------------------------------------------------------------------------------
Net income                     $ 10,920,000       $ 10,016,000     $  7,001,000
===============================================================================
Net income per share (Note 1)  $       2.37       $       2.18     $       1.52
===============================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                      Accumulated
                                                             Additional                  Other
                                    Comprehensive   Common    Paid-in     Retained    Comprehensive   Treasury
                                       Income       Stock     Capital     Earnings    Income (Loss)     Stock
--------------------------------------------------------------------------------------------------------------
(Amounts in thousands)

Balance, December 31, 1995                         $22,999   $  23,197    $ 20,777       $(1,505)     $    (5)
Comprehensive income:
 Net income                          $  7,001                                7,001
                                     --------
 Other comprehensive
  income (loss), net of tax:
   Exchange rate changes
    during the year (net of
    income tax benefit of $92)           (170)                                              (170)
   Pension liability
    adjustment, net (Note 4)               87                                                 87
                                     --------
 Other comprehensive loss                 (83)
                                     --------
 Comprehensive income                   6,918
                                     ========
                                                   -----------------------------------------------------------
Balance, December 31, 1996                          22,999      23,197      27,778        (1,588)          (5)
Comprehensive income:
 Net income                          $ 10,016                               10,016
                                     --------
 Other comprehensive
  loss, net of tax benefit:
   Exchange rate changes
    during the year (net of
    income tax benefit of $167)          (310)                                              (310)
   Pension liability
    adjustment, net (Note 4)             (144)                                              (144)
                                     --------
 Other comprehensive loss                (454)
                                     --------
 Comprehensive income                $  9,562
                                     ========
                                                  ------------------------------------------------------------
Balance, December 31, 1997                          22,999       23,197      37,794        (2,042)         (5)
Comprehensive income:
 Net income                          $ 10,920                                10,920
                                     --------
 Other comprehensive
  loss, net of tax benefit:
   Exchange rate changes
    during the year (net of
    income tax benefit of $213)          (396)                                              (396)
   Pension liability
    adjustment, net (Note 4)             (636)                                              (636)
                                     --------
 Other comprehensive loss              (1,032)
                                     --------
 Comprehensive income                $  9,888
                                     ========    -------------------------------------------------------------
Balance, December 31, 1998                         $22,999    $  23,197    $ 48,714       $(3,074)     $   (5)
                                                 =============================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31                   1998              1997            1996
--------------------------------------------------------------------------------

Operating Activities:

Net income                        $10,920,000      $ 10,016,000    $  7,001,000
Adjustments to reconcile net
 income to net cash (used in)
 provided by operating activities:
  Amortization of investments      (1,563,000)         (868,000)       (339,000)
  Depreciation and amortization       727,000           649,000         773,000
  Gain on disposition of assets       (11,000)          (15,000)        (67,000)
  Provision for losses and cash
   discounts on accounts
   receivable                       2,591,000         2,126,000       3,194,000
  Deferred income taxes                25,000             8,000      (1,488,000)
Changes in operating assets and
 liabilities-net:
  Receivables                      (7,427,000)          914,000      (6,653,000)
  Inventories                      (3,281,000)        1,474,000       1,784,000
  Prepaid expenses                     58,000         1,614,000      (1,721,000)
  Other assets                          8,000           615,000        (441,000)
  Accounts payable and accrued
   expenses                         2,103,000         1,596,000       3,916,000
  Accrued federal and foreign
   income taxes                      (538,000)       (2,182,000)      1,608,000
  Other-net                        (4,121,000)       (2,853,000)      2,002,000
--------------------------------------------------------------------------------
                                     (509,000)       13,094,000       9,569,000
--------------------------------------------------------------------------------

Investing Activities:

Purchases of short-term
 investments                     (228,416,000)      (53,462,000)    (14,639,000)
Proceeds from sales of
 U.S. government securities       229,952,000        39,371,000      10,000,000
Purchases of property, plant
 and equipment                     (4,445,000)         (563,000)       (112,000)
Proceeds from disposal of
 property, plant and equipment         11,000            22,000          84,000
--------------------------------------------------------------------------------
                                   (2,898,000)      (14,632,000)     (4,667,000)
--------------------------------------------------------------------------------

Financing Activities:

Principal payments on
 long-term debt                                                        (200,000)
--------------------------------------------------------------------------------


Net change in cash and
 cash equivalents                  (3,407,000)       (1,538,000)      4,702,000
Cash and cash equivalents,
 beginning of year                  9,127,000        10,665,000       5,963,000
--------------------------------------------------------------------------------
Cash and cash equivalents,
 end of year                      $ 5,720,000       $ 9,127,000    $ 10,665,000
================================================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies-

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

(d) Accounting changes - Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for presenting comprehensive income and its components. The Company has presented this information in its Consolidated Statements of Shareholders' Equity.

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 revises standards for the way that public business enterprises report information about operating segments in interim and annual financial statements and related disclosures about products and services, geographic areas and major customers. The Company has presented this information in Note 6.

Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 standardizes disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in benefit obligations and fair values of plan assets that will facilitate analysis, and eliminates certain disclosures that are no longer deemed as useful to users of financial statements. The Company has presented this information in
Note 4.

(e) Cash and cash equivalents - The Company classifies as cash equivalents all highly liquid investments with maturities of three months or less. At December 31, 1998 and 1997, cash equivalents were comprised of investments in money-market accounts.

(f) Investments - Investments consist of commercial paper and U.S. government securities. These investments are considered available for sale and carried at fair value, which approximates cost.

(g) Accounts Receivable and Concentration of Credit Risk - Watches and clocks are sold to retail outlets throughout the United States and Canada. The Company grants its retailers seasonal credit terms. For the years ended December 31, 1998 and 1997, accounts receivable were substantially comprised of balances due from retailers. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. One U.S. based customer accounted for approximately 13%, 11% and 12%, of sales for the years ended December 31, 1998, 1997 and 1996, respectively. Although the Company's exposure to credit risk associated with non-payment by this customer is affected by conditions or occurrences within the retail industry, trade receivables from this customer were collected within terms; no other customer represented more than 10% of the Company's sales. The carrying amount of receivables approximates fair value.

(h) Inventories - Substantially all inventory, consisting primarily of finished watches and clocks, is computed on a first-in, first-out basis and are valued at lower of cost or market.

(i) Property, Plant and Equipment - Depreciation is calculated on the straight-line method over the estimated useful lives of the various classes of assets. Leasehold improvements are, if such period is shorter, amortized over the life of the lease. Asset lives range from 2 to 12 years for machinery, equipment, and furniture and fixtures and from 15 to 40 years for buildings and improvements.

(j) Income Taxes - The Company is included in Loews consolidated federal tax return. Under the tax allocation agreement, the Company is required to provide a current tax provision calculated on a stand-alone basis. The Company provides for deferred income taxes under the liability method, whereby deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. No provision is required for undistributed earnings of subsidiaries, since substantially all of these earnings may be remitted to the Company with little or no tax becoming payable.

(k) Earnings Per Share and Shareholders' Equity - Earnings per share has been computed on the basis of the weighted average number of shares outstanding during the periods (4,599,000 for each of the three years ended December 31, 1998).

In addition to its common stock, the Company has authorized 500,000 shares of preferred stock.

(l) Foreign Currency Adjustment - The effect of changes in exchange rates in translating foreign currency financial statements is accumulated as a separate component of other comprehensive income in the statement of shareholders' equity.

(m) Forward Exchange Contracts - In connection with purchases of inventory, from time to time, the Company enters into forward exchange contracts in order to hedge its exposure to fluctuations in foreign currency exchange rates. These agreements generally involve the exchange of one currency for a second currency at some future date. Counterparties to these agreements are major international financial institutions. As of December 31, 1998 and 1997, there were no foreign exchange contracts outstanding.

(n) Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and certain intangibles, under certain circumstances, are reported at the lower of carrying amount or fair value. Assets to be disposed of by the Company are recorded at the lower of carrying amount or fair value less cost to sell.

(o) Advertising Costs - Advertising costs for point of sale and media advertising as well as co-op advertising and promotional allowances are expensed as incurred.

(p) Warranty Costs - The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.

(q) Reclassifications - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1998.

Note 2.  Related Parties -

In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans, from time to time, in amounts aggregating up to $50,000,000 with interest at 10% per annum. The Credit Agreement has been periodically extended and currently expires June 30, 2000. The Credit Agreement has not been utilized since the balance due to Loews was paid in January 1995.

Loews has provided administrative services for which the Company paid $2,075,000, $2,064,000 and $730,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

Note 3.  Income Taxes -

The Company and Loews have a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns, which include the Company and its subsidiaries. Under the agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in the return, or
(ii) pay to Loews an amount, if any, equal to federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. Under this agreement, the Company was required to pay Loews approximately $4,585,000, $2,580,000 and $5,282,000 for the years ended December 31, 1998, 1997, and 1996, respectively. This agreement may be canceled by the Company or Loews upon thirty days written notice.

Income before income taxes consisted of the following:

Year Ended December 31                   1998             1997             1996
--------------------------------------------------------------------------------
Income before income taxes:
 Domestic                         $17,140,000      $14,179,000      $11,350,000
 Foreign                            1,470,000        1,112,000          319,000
--------------------------------------------------------------------------------
Total                             $18,610,000      $15,291,000      $11,669,000
================================================================================

Year Ended December 31                   1998             1997             1996
--------------------------------------------------------------------------------
Income tax expense (benefit):
 Federal:
  Current                         $ 4,585,000      $ 2,580,000      $ 5,282,000
  Deferred                            723,000        1,857,000       (1,627,000)
 State and local:
  Current                           1,847,000        2,849,000          958,000
  Deferred                           (126,000)      (1,606,000)
 Foreign:
  Current                             840,000         (402,000)         (22,000)
  Deferred                           (179,000)          (3,000)          77,000
--------------------------------------------------------------------------------
Income tax expense                $ 7,690,000      $ 5,275,000      $ 4,668,000
================================================================================

Deferred tax assets are as follows:

December 31                                               1998             1997
--------------------------------------------------------------------------------
Employee benefits                                  $21,369,000      $22,077,000
Inventory                                            5,781,000        5,603,000
Accrued expenses                                     2,933,000        2,818,000
Accounts receivable                                  1,569,000        1,520,000
--------------------------------------------------------------------------------
                                                    31,652,000       32,018,000
Valuation allowance                                 (6,016,000)      (6,357,000)
--------------------------------------------------------------------------------
Deferred tax assets-net                            $25,636,000      $25,661,000
================================================================================

The valuation allowance relates to state and local temporary differences.

Income taxes differ from that computed at the U.S. statutory rate for the following reasons:

Year Ended December 31                  1998              1997             1996
--------------------------------------------------------------------------------
Income taxes computed at
 statutory rate                    $6,514,000       $5,352,000       $4,084,000
Increase (decrease) in taxes
 resulting from:
  State and local taxes             1,119,000          808,000          623,000
  Foreign taxes                       146,000         (794,000)         (53,000)
  Permanent differences                11,000           32,000           31,000
  Benefit of tax allocation
   agreement                         (100,000)         (77,000)
  Other                                                (46,000)         (17,000)
--------------------------------------------------------------------------------
Income tax expense                 $7,690,000       $5,275,000       $4,668,000
================================================================================

Federal, foreign, state and local income tax payments amounted to approximately $8,484,000, $7,229,000 and $2,910,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

Federal income tax returns have been examined through 1994 and settled through 1990. The years 1995 through 1997 are currently under examination. The Company's Canadian tax returns have been examined and settled through 1990 which resulted in a tax benefit of $794,000 for the year ended December 31, 1997. The years 1990 through 1992 are currently under examination.

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

Note 4. Benefit Plans -

Pension Plans - The Company maintains non-contributory pension plans for all of its employees in the United States. Separate retirement plans are maintained by the Company's Canadian subsidiary, which are not material.

The Company's funding policy is to make contributions in accordance with applicable governmental requirements. The assets of the plans are invested primarily in interest-bearing obligations. Benefits are determined based on compensation during each year of credited service. Included in prepaid expense is $988,000 of contributions in excess of the minimum funding requirement for the year ended December 31, 1997.

At December 31, 1998, 1997 and 1996, the Company's minimum pension liability exceeded its unrecognized prior service cost and net transition obligation by $1,982,000, $1,195,000 and $840,000, respectively. This excess is recorded as a reduction to shareholders' equity of $1,117,000, $481,000 and $337,000, net of tax benefits of $601,000, $421,000 and $181,000 and intangible assets of $264,000, $293,000 and $322,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

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

Components of net periodic benefit costs are as follows:

                                             Pension Benefits                 Other Postretirement Benefits
                                 --------------------------------------   ------------------------------------
                                        1998         1997         1996          1998         1997        1996
--------------------------------------------------------------------------------------------------------------
Service cost-benefits earned     $   730,000  $   655,000  $   614,000   $   108,000  $   103,000 $   206,000
Interest cost                      1,919,000    1,849,000    1,852,000     1,081,000    1,510,000   1,821,000
Expected return on plan assets    (1,563,000)  (1,623,000)  (1,479,000)
Amortization of unrecognized
 net (asset) liability              (478,000)    (478,000)      31,000
Amortization of unrecognized
 net loss (gain)                     180,000       99,000      146,000    (1,352,000)  (1,168,000) (1,008,000)
Amortization of unrecognized
 prior service cost                   29,000       29,000     (478,000)     (804,000)    (641,000)   (490,000)
Curtailment and special
 termination benefits                                          168,000                                (86,000)
--------------------------------------------------------------------------------------------------------------
Net periodic benefit costs       $   817,000  $   531,000  $   854,000   $  (967,000) $  (196,000)$   443,000
==============================================================================================================

Changes in benefit obligations are as follows:
                                                                        Other
                                      Pension Benefits         Postretirement Benefits
                                  -----------------------    ---------------------------
                                         1998        1997           1998           1997
----------------------------------------------------------------------------------------
Benefit obligation at January 1   $27,932,000 $26,143,000    $16,315,000    $21,090,000
Service cost                          730,000     655,000        108,000        103,000
Interest cost                       1,919,000   1,849,000      1,081,000      1,510,000
Plan participants' contribution                                  211,000        316,000
Amendments                                                    (4,628,000)    (1,630,000)
Actuarial (gain) loss               1,030,000     803,000     (2,494,000)    (3,635,000)
Benefits paid                      (1,479,000) (1,518,000)      (972,000)    (1,439,000)
----------------------------------------------------------------------------------------
Benefit obligation at December 31  30,132,000  27,932,000      9,621,000     16,315,000
----------------------------------------------------------------------------------------

Change in plan assets:

Fair value of plan assets at
 January 1                         22,990,000  22,377,000
Actual return on plan assets        2,020,000   2,131,000
Company contributions                 435,000                    761,000      1,123,000
Plan participants' contribution                                  211,000        316,000
Benefits paid                      (1,479,000) (1,518,000)      (972,000)    (1,439,000)
----------------------------------------------------------------------------------------
Fair value of plan assets at
 December 31                       23,966,000  22,990,000
---------------------------------------------------------------------------------------

Benefit obligation over plan
 assets                             6,166,000   4,942,000      9,621,000     16,315,000
Unrecognized net actuarial
 (loss) gain                       (5,054,000) (4,661,000)    20,497,000     19,566,000
Unrecognized prior service
 (cost) gain                         (264,000)   (293,000)    10,349,000      6,525,000
Unrecognized net asset                956,000   1,435,000
----------------------------------------------------------------------------------------
Net benefit obligation            $ 1,804,000 $ 1,423,000    $40,467,000    $42,406,000
========================================================================================

Amounts recognized in the balance
 sheet consist of:

Accrued benefit liability         $ 3,787,000 $ 3,606,000    $40,467,000    $42,406,000
Prepaid expenses                                 (988,000)
Intangible asset                     (264,000)   (293,000)
Accumulated other comprehensive
 loss                              (1,719,000)   (902,000)
----------------------------------------------------------------------------------------
Net benefit obligation            $ 1,804,000 $ 1,423,000    $40,467,000    $42,406,000
========================================================================================

Weighted-average assumptions are as follows:

                               Pension Benefits           Other Postretirement Benefits
                           --------------------------    -------------------------------
December 31                1998      1997       1996         1998       1997       1996
----------------------------------------------------------------------------------------
Discount rate              6.75%     7.00%      7.50%        6.75%      7.00%      7.50%
Expected return on
 plan assets               7.00%     7.50%      7.00%
Rate of compensation
 increase                  5.50%     5.50%      5.75%
----------------------------------------------------------------------------------------

For measurement purposes, a trend rate of 7.8% pre-65 and 7.0% post-65, for covered costs was used. These trend rates are expected to decrease gradually to 4.8% at rates from 0.3% to 0.5% per annum. An increase (or decrease) of one percentage point in assumed health care cost trend rates would increase (or decrease) the postretirement benefit obligation by approximately $1,016,000 (or $858,000) and the net periodic postretirement benefit cost by approximately $147,000 (or $127,000).

Note 5. Quarterly Financial Data (Unaudited) -

1998 Quarters Ended                   Dec. 31       Sept.30        June 30     March 31
---------------------------------------------------------------------------------------
Net sales                         $37,496,000   $33,920,000    $26,815,000  $30,926,000
Cost of sales                      17,016,000    16,853,000     14,528,000   17,448,000
Net income                          3,403,000     3,241,000      1,919,000    2,357,000
Net income per share                      .74           .70            .42          .51

1997 Quarters Ended                   Dec. 31       Sept.30        June 30     March 31
---------------------------------------------------------------------------------------
Net sales                         $35,235,000   $33,049,000    $26,611,000  $28,548,000
Cost of sales                      16,692,000    17,840,000     15,342,000   16,449,000
Net income                          4,108,000     3,094,000      1,220,000    1,594,000
Net income per share                      .89           .67            .26          .35
---------------------------------------------------------------------------------------

The Company's net sales are traditionally greater during the winter holiday season. Consequently, the Company's net sales have historically been higher during the second half of the year.

Note 6. Geographic Information -

The Company operates predominantly in a single industry segment, that being the distribution and sale of watches and clocks under the brand names of Bulova, Caravelle and Accutron. Substantially all of the Company's sales are in the United States and Canada. The Company evaluates performance based on operating earnings of the respective geographic area and the geographic distributions of the Company's identifiable assets and operating results are summarized in the following tables:

Year Ended December 31, 1998      United States           Canada          Total
--------------------------------------------------------------------------------
Sales                             $118,357,000       $13,052,000   $131,409,000
Intercompany sales                  (2,252,000)                      (2,252,000)
--------------------------------------------------------------------------------
Total net sales                   $116,105,000       $13,052,000   $129,157,000
================================================================================

Operating income                  $ 11,466,000       $ 1,381,000   $ 12,847,000
Royalties                            3,581,000                        3,581,000
Interest - net                       1,860,000            36,000      1,896,000
Other                                  233,000            53,000        286,000
--------------------------------------------------------------------------------
Income before tax                 $ 17,140,000       $ 1,470,000   $ 18,610,000
================================================================================
Identifiable assets               $153,311,000       $11,141,000   $164,452,000
================================================================================

Year Ended December 31, 1997
--------------------------------------------------------------------------------
Sales                             $112,519,000       $13,013,000   $125,532,000
Intercompany sales                  (2,089,000)                      (2,089,000)
--------------------------------------------------------------------------------
Total net sales                   $110,430,000       $13,013,000   $123,443,000
================================================================================

Operating income                  $  8,588,000       $ 1,286,000   $  9,874,000
Royalties                            3,606,000                        3,606,000
Interest - net                       1,482,000          (162,000)     1,320,000
Other                                  503,000           (12,000)       491,000
--------------------------------------------------------------------------------
Income before tax                 $ 14,179,000       $ 1,112,000   $ 15,291,000
================================================================================
Identifiable assets               $144,115,000       $11,435,000   $155,550,000
================================================================================

Year Ended December 31, 1996      United States          Canada           Total
--------------------------------------------------------------------------------
Sales                              $104,802,000    $ 11,688,000    $116,490,000
Intercompany sales                   (1,377,000)                     (1,377,000)
--------------------------------------------------------------------------------
Total net sales                    $103,425,000    $ 11,688,000    $115,113,000
================================================================================

Operating income                   $  5,318,000    $    698,000    $  6,016,000
Royalties                             3,863,000                       3,863,000
Interest - net                        1,390,000        (439,000)        951,000
Other                                   779,000          60,000         839,000
--------------------------------------------------------------------------------
Income before tax                  $ 11,350,000    $    319,000    $ 11,669,000
================================================================================
Identifiable assets                $137,149,000    $ 11,305,000    $148,454,000
================================================================================

Note 7. Leases -

The Company leases certain of its warehouse and office facilities. The future minimum lease payments under operating leases for the four years ending December 31, 2002 is $106,000, $106,000, $106,000 and $106,000.

Note 8. Contingencies and Litigation -

(a) Environmental Matters - Prior to 1996, the Company had received notice of environmental contaminates at various manufacturing facilities. The Company has provided for the expected costs of remedition in those earlier years. The Company has cooperated with the current owners of those properties and the appropriate regulatory agencies. It believes that it has substantially addressed these contingencies. At December 31, 1998, the remaining environmental liability recognized in the Company's financial statements of $236,000 represents the minimum of the Company's estimated range in equally likely outcomes, the upper limit of the range is approximately $500,000.

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

                                     ****

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) Directors.

                                  Principal Occupations              Director of
                                  During Past Five Years             the Company
     Name                Age      and Other Directorships               Since
--------------------------------------------------------------------------------
Andrew H. Tisch .....    49   Chairman of the Board of the Company.         1979
                               Mr. Tisch is also the Chairman of the
                               Executive Committee and a member of the
                               Office of the President of Loews since
                               January 1999. Prior thereto he had been
                               Chairman of the Management Committee of
                               Loews. From September 1989 to May 1995,
                               Mr. Tisch served as Chairman of the Board
                               and Chief Executive Officer of Lorillard,
                               Inc., a wholly owned subsidiary of Loews.
                               Mr. Tisch is also a director of Loews and
                               Zale Corporation.
Herbert C. Hofmann...    56   President and Chief Executive Officer         1979
                               of the Company. Mr. Hofmann is also
                               a director of Diamond Offshore
                               Drilling, Inc. (52% owned subsidiary
                               of Loews) and also serves as Senior
                               Vice President of Loews.
Harry B. Henshel ....    80   Vice Chairman of the Board of the Company.    1958
Laurence A. Tisch ...    76   Co-Chairman of the Board of Loews. Prior      1979
                               to January 1999, Mr. Tisch had also been
                               Co-Chief Executive Officer of Loews.
                               Mr. Tisch is also Chief Executive Officer
                               and a director of CNA Financial
                               Corporation ("CNA") (85% owned subsidiary
                               of Loews). In addition, he served as
                               Chairman, President and Chief Executive
                               Officer and a director of CBS, Inc.
                               until November 24, 1995. Mr. Tisch also
                               serves as a director of Automatic Data
                               Processing, Inc.
Preston R. Tisch ....    72   Co-Chairman of the Board of Loews. Prior      1988
                               to January 1999, Mr. Tisch had also been
                               Co-Chief Executive Officer of Loews.
                               Mr. Tisch served as Postmaster General of
                               the United States from August 15, 1986 to
                               February 26, 1988. Prior thereto he had
                               served as President and Chief Operating
                               Officer of Loews since 1969 and as a
                               director of Loews since 1960. He was
                               re-elected a director of Loews in March
                               1988. Mr. Tisch is also a director of CNA,
                               Hasbro, Inc. and Rite Aid Corporation.

 Messrs. Laurence A. Tisch and Preston R. Tisch are brothers and Mr. Andrew H. Tisch is the son of Mr. Laurence A. Tisch. There are no other family relationships among any of the Company's directors.

  Each director serves until the annual meeting of shareholders next succeeding his election and until his successor shall have been duly elected and qualified.

(b) Executive Officers.

                                                                 First Became an
    Name                  Position and Offices Held     Age          Officer
--------------------------------------------------------------------------------
Herbert C. Hofmann...  President and Chief Executive    56             1985
                        Officer
Warren J. Neitzel ...  General Counsel and Corporate    48             1993
                        Secretary
John T. O'Reilly ....  Vice President and Controller    38             1996
Carl E. Rosen .......  Senior Vice President            45             1998
Paul S. Sayegh ......  Chief Operating Officer          55             1979

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

  Mr. Rosen served in an executive capacity in the Registrant's operations for more than five years prior to his appointment as Senior Vice President. Mr. Rosen also serves as Executive Director of Information Technology for Loews.



Item 11. Executive Compensation.

  (a) General.

  The following table sets forth information for the years indicated regarding the compensation of the chief executive officer and each of the other three most highly compensated executive officers of the Company whose compensation exceeded $100,000 as of December 31, 1998, for services in all capacities to the Company.

                          Summary Compensation Table

        Name and Principal Position                    Year            Salary
--------------------------------------------------------------------------------
Herbert C. Hofmann                                     1998               -
 President and Chief Executive Officer(a)              1997               -
                                                       1996               -

Paul S. Sayegh                                         1998           $ 262,000
 Chief Operating Officer                               1997             245,000
                                                       1996             245,000
Warren J. Neitzel                                      1998             144,000
 General Counsel and Corporate Secretary               1997             140,000
                                                       1996             130,000

John T. O'Reilly                                       1998             104,000
 Vice President and Controller                         1997             103,000
------------

(a) Mr. Hofmann is compensated by Loews. Included in the charges to the Company under a Service Agreement, as discussed in Item 13 of this Form 10-K, was $240,000 for Mr. Hofmann's services in the year ended December 31, 1998 and $200,000 in each of the years ended December 31, 1997 and 1996.

  Information with respect to certain non-cash compensation made available to the Company's executive officers in 1998, has not been included because the incremental costs thereof to the Company was below the Securities and Exchange Commission's required disclosure threshold.

  (b) Compensation Pursuant to Plans.

  The Company provides a non-contributory retirement plan (the "Plan") for all employees, except for those covered by Loews's benefit plans, which Plan provides pensions upon retirement at one and one-half per cent of the employee's annual compensation during each year of credited service after December 31, 1976, plus one and one-half per cent of annual compensation for the year 1976 multiplied by the number of years of credited service rendered prior to January 1, 1977. Compensation under the Plan includes all compensation as an employee included in the table above. Pension benefits are not subject to reduction for Social Security benefits or other amounts. The following table shows estimated annual benefits payable upon retirement under the Plan for various amounts of average compensation and years of credited service, based upon retirement in 1999 and a straight life annuity form of pension. Other forms of pension payments are also available under the Plan. Pension benefits may be limited by the Internal Revenue Code.

                             Estimated Annual Pension for Representative
    Remuneration                       Years of Credited Service
    ------------             ---------------------------------------------------

                             15          20          25          30         35
                             --          --          --          --         --
$ 50,000 ...........      $11,250     $15,000     $18,750     $22,500    $26,250
 100,000 ...........       22,500      30,000      37,500      45,000     52,500
 150,000 ...........       33,750      45,000      56,250      67,500     78,750
 200,000 ...........       45,000      60,000      75,000      90,000    105,000
 250,000 ...........       56,250      75,000      93,750     112,500    131,250

  The years of credited service and the estimated annual retirement benefit payable at normal retirement age for the following officers are as follows:

                                                             Estimated Annual
      Name                           Years                  Retirement Benefit
      -----                          -----                  -------------------
Herbert C. Hofmann*
Warren J. Neitzel                     18                       $59,484
Paul S. Sayegh*
John T. O'Reilly*

*Not covered under the Plan.

Item 12. Security ownership of Certain Beneficial Owners and Management.

  (a) Security Ownership of Certain Beneficial Owners.

  The only person known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's voting securities is Loews, which owns beneficially 4,459,859 shares of the outstanding Common Stock of Registrant as of February 26, 1999 constituting approximately 97% of the total shares of Common Stock outstanding. Loews's principal executive offices are located at 667 Madison Avenue, New York, New York 10021-8087. For information with respect to the principal holders of the outstanding voting securities of Loews, see Item 12
(b) below.

  (b) Security Ownership of Management.

  The following table sets forth certain information, as of February 26, 1999, with respect to the shares of Registrant's Common Stock and shares of Loews Common Stock beneficially owned by each of the directors of the Company and executive officers named above and by all directors and executive officers of the Company as a group:

                                                         Shares of
    Name of Individual      Shares of                      Loews
      or Number of         Common Stock     Percent of    Common      Percent of
    Persons in Group            (1)            Class      Stock (1)      Class
--------------------------------------------------------------------------------


Harry B. Henshel.......        100             *
Herbert C. Hofmann.....                                        400         *
Warren J. Neitzel......
John T. O'Reilly.......
Carl E. Rosen .........
Paul S. Sayegh.........
Andrew H. Tisch........                                      2,000(2)      *
Laurence A. Tisch......                                 17,308,998(3)   15.5%
Preston R. Tisch.......                                 17,308,998(4)   15.5%
All directors and
 executive officers as
 a group (9 listed
 above)................        100             *        34,620,396      31.0%

*Represents less than l% of the outstanding shares of stock.

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

  (3) Includes 3,000,000 shares held by Mr. Tisch's wife.

  (4) Includes 3,000,000 shares held by Mr. Tisch's wife

Item 13. Certain Relationships and Related Transactions.

  The Company and Loews have entered into a credit agreement (the "Credit Agreement") providing, under terms and conditions set forth therein, for unsecured loans by Loews, from time to time, in amounts aggregating up to $50,000,000, bearing interest at the rate of 10% per annum currently expiring on June 30, 2000. There has not been any borrowings under the Credit Agreement since January 17, 1995.

  The Company and Loews have entered into a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns which include the Company and its subsidiaries. Under this agreement, the Company will
(i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in Loews's consolidated federal income tax return or (ii) pay to Loews an amount, if any, equal to the federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. This agreement may be canceled by the Company or Loews upon thirty days written notice. Pursuant to this agreement, the Company made estimated payments to Loews for the year ended December 31, 1998 amounting to $5,642,000, of which $1,057,000 is reported as prepaid income taxes at December 31, 1998.

  The Company and Loews have entered into a services agreement pursuant to which Loews provides to the Company various administrative services, including among other things, data processing, purchasing, accounts payable, printing services, tax return preparation and cash management services. In addition, the Company provides Loews with warehousing services. Pursuant to this agreement, each party reimburses the other in an amount not to exceed the allocated cost of the services provided. The Company paid Loews $2,075,000 for services provided during 1998. In addition, the Company has reimbursed to Loews approximately $552,000 in salaries and related employee benefits for 1998 for employees of Loews on loan to the Company.

  The Company participates in blanket insurance policies, primarily relating to property and casualty and general liability insurance, maintained by Loews which cover properties and facilities of Loews and certain of its subsidiaries, including the Company. The Company reimbursed to Loews approximately $210,000 for premiums paid with respect to 1998.

  Certain of the Company's employee health and life insurance benefits are provided by an insurance subsidiary of CNA. Premiums and fees for such insurance amounted to approximately $281,000 for 1998.

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

                                                                          Page
                                                                         Number
                                                                         ------
     2.  Financial statement schedules:

Independent Auditors' Report.........................................      29
Bulova Corporation and Subsidiaries:
 Schedule II-Valuation and Qualifying Accounts.......................      30


     3. Exhibits:

                                                                        Exhibit
                      Description                                       Number
                      -----------                                       -------

(3)  Articles of Incorporation and By-Laws

     Restated Certificate of Incorporation, dated May 25, 1964, and filed on August 4, 1964 as Exhibit 3(a) to Amendment No.
     2 to Registrant's Registration Statement on Form S-1 (Reg.
     No. 2-22576), incorporated herein by reference. Copies of
     amendments thereto, dated July 26, 1966, April 22, 1969 and
     July 2, 1969, incorporated herein by reference to Exhibit
     3(a) of Registrant's Annual Report on Form 10-K for the
     year ended December 31, 1980. Copy of Certificate of
     Change thereto, dated November 25, 1985, incorporated
     herein by reference to Exhibit 3(a) of Registrant's
     Annual Report on Form 10-K for the year ended December
     31, 1985. Copy of Certificate of Change thereto, dated
     July 14, 1987, incorporated herein by reference to
     Exhibit 3(a) of Registrant's Annual Report on Form 10-K
     for the year ended December 31, 1987. Copy of Certificate
     of Amendment thereto, dated June 16, 1988, incorporated
     herein by reference to Exhibit 3(a) of Registrant's
     Annual Report on Form 10-K for the year ended December
     31, 1988 .......................................................       3(a)

                                                                        Exhibit
                      Description                                       Number
                      -----------                                       -------

     By-laws currently in effect and incorporated herein by
     reference to Exhibit 3(b) of Registrant's Annual Report
     on Form 10-K for the year ended December 31, 1984 ..............       3(b)

(10) Material Contracts

     Credit Agreement between Loews Corporation and Registrant
     dated as of September 19, 1979, the form of which was filed as part of Exhibit (2) of Item 9(a) of Registrant's Report on Form 10-Q for the quarter ended September 30, 1979, and
     incorporated herein by reference................................      10(a)

     Federal Income Tax Allocation Agreement between Loews
     Corporation and Registrant dated as of March 12, 1980 and
     effective April 1, 1979, incorporated herein by reference to
     Exhibit 10(b) of Registrant's Annual Report on Form 10-K for
     the year ended December 31, 1987 ...............................      10(b)

     Corporate Services Agreement between Loews Corporation and
     Registrant dated as of January 1, 1987, incorporated herein by reference to Exhibit 10(c) of Registrant's Annual Report
     on Form 10-K for the year ended December 31, 1987...............      10(c)

(21) Subsidiaries of the Registrant

     List of subsidiaries of Registrant .............................      21*

(27) Financial Data Schedule ........................................      27*

     *Filed herewith


 (b) Reports on Form 8-K:

  There were no reports on Form 8-K for the three months ended December 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BULOVA CORPORATION

Dated: March 30, 1999                       By         /s/ Paul S. Sayegh
                                               ---------------------------------
                                               (Paul S. Sayegh, Chief Operating
                                                 Officer and Principal Financial
                                                 Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: March 30, 1999                       By       /s/ Herbert C. Hofmann
                                               ---------------------------------
                                                (Herbert C. Hofmann, President,
                                                  Chief Executive Officer and
                                                  Director)


Dated: March 30, 1999                       By         /s/ Paul S. Sayegh
                                               ---------------------------------
                                               (Paul S. Sayegh, Chief Operating
                                                 Officer and Principal Financial
                                                 Officer)


Dated: March 30, 1999                       By        /s/ John T. O'Reilly
                                               ---------------------------------
                                                (John T. O'Reilly,
                                                  Vice President and Controller)



                                            By
                                               ---------------------------------
                                                  (Harry B. Henshel, Director)


Dated: March 30, 1999                       By        /s/ Andrew H. Tisch
                                               ---------------------------------
                                                   (Andrew H. Tisch, Director)


Dated: March 30, 1999                       By       /s/ Laurence A. Tisch
                                               ---------------------------------
                                                 (Laurence A. Tisch, Director)


Dated: March 30, 1999                       By       /s/ Preston R. Tisch
                                               ---------------------------------
                                                  (Preston R. Tisch, Director)

                           INDEPENDENT AUDITORS' REPORT


The Board of Directors and
Shareholders of Bulova Corporation:

  We have audited the accompanying consolidated balance sheets of Bulova Corporation and its subsidiaries ("the Corporation")as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bulova Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
New York, New York
February 10, 1999

                                                                     Schedule II

                      BULOVA CORPORATION AND SUBSIDIARIES

                       Valuation and Qualifying Accounts


         Column A               Column B     Column C     Column D    Column E
         -----------            ----------   ----------   ----------  ----------
                                             Additions
                                Balance at   charged to               Balance at
                                beginning    costs and                  end of
         Description            of Period    expenses     Deductions    Period
         -----------            ----------   ----------   ----------  ----------

                                         Year Ended December 31, 1998

Allowance for doubtful
 accounts ...................  $3,224,000   $1,361,000  $1,363,000(a) $3,222,000
Allowance for cash discounts      469,000    1,230,000   1,082,000       617,000
                               -------------------------------------------------
                               $3,693,000   $2,591,000  $2,445,000    $3,839,000
                               =================================================

Allowance for loss on
 investment in unconsolidated
 subsidiary .................  $  529,000               $  529,000
                               =================================================

                                         Year Ended December 31, 1997

Allowance for doubtful
 accounts ...................  $3,514,000   $1,116,000  $1,406,000(a) $3,224,000
Allowance for cash discounts      548,000    1,010,000   1,089,000       469,000
                               -------------------------------------------------
                               $4,062,000   $2,126,000  $2,495,000    $3,693,000
                               =================================================

Allowance for loss on
 investment in unconsolidated
 subsidiary .................  $  529,000                             $  529,000
                               ==========                             ==========

                                         Year Ended December 31, 1996

Allowance for doubtful
 accounts ...................  $2,712,000   $2,073,000  $1,271,000(a) $3,514,000
Allowance for cash discounts      434,000    1,121,000   1,007,000       548,000
                               -------------------------------------------------
                               $3,146,000   $3,194,000  $2,278,000    $4,062,000
                               =================================================

Allowance for loss on
 investment in unconsolidated
 subsidiary .................  $  529,000                             $  529,000
                               ==========                             ==========
-------------

(a) Includes doubtful accounts written off net of recoveries.

