Form 10-Q
period 1999-03-31
BULOVA CORP
filed 1999-05-17
CIK 15310

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

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

                     Yes      X              No
                          ---------              ---------

          Class                                    Outstanding at May 7, 1999
--------------------------                         --------------------------
Common stock, $5 par value                              4,599,249 shares




==============================================================================

                                   INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      March 31, 1999 and December 31, 1998  .......................       3

    Consolidated Condensed Statements of Income -
      Three months ended March 31, 1999 and 1998  .................       4

    Consolidated Condensed Statements of Cash Flows-
      Three months ended March 31, 1999 and 1998  .................       5

    Notes to Consolidated Condensed Financial Statements ..........       6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ...........................       9

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  .......................      12

    Exhibit 27--Financial Data Schedule for the three months ended
       March 31, 1999  ............................................      13

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                           Bulova Corporation and Subsidiaries
                          Consolidated Condensed Balance Sheets
                                 (Amounts in thousands)

                                                        March 31, December 31,
                                                           1999         1998
                                                        ----------------------
                                        Assets
                                        ------

Current assets:
  Cash and cash equivalents .......................     $  10,303     $  5,720
  Investments .....................................        29,762       19,964
  Accounts and notes receivable-net ...............        39,667       56,213
  Inventories, principally watches and clocks .....        39,405       38,937
  Prepaid expenses ................................         1,856        1,502
  Prepaid income taxes ............................                      1,057
  Deferred income taxes ...........................         9,280        9,416
                                                         ---------------------
      Total current assets ........................       130,273     $132,809
                                                         ---------------------
Property, plant and equipment-net .................        15,539       15,207
                                                         ---------------------
Other assets:
  Deferred income taxes ...........................        16,035       16,220
  Other ...........................................           232          216
                                                         ---------------------
      Total other assets ..........................        16,267       16,436
                                                         ---------------------
      Total assets ................................      $162,079     $164,452
                                                         =====================

                        Liabilities and Shareholders' Equity
                        ------------------------------------

Current liabilities:
  Accounts payable ................................      $  1,938     $  3,579
  Accrued expenses ................................        19,320       21,529
  Accrued federal and foreign income taxes ........           516
                                                         ---------------------
      Total current liabilities ...................        21,774       25,108
                                                         ---------------------
Other liabilities and credits:
  Postretirement benefits payable .................        38,859       39,495
  Pension benefits payable ........................         3,389        3,590
  Other ...........................................         4,479        4,428
                                                         ---------------------
      Total other liabilities and credits .........        46,727       47,513
                                                         ---------------------
Shareholders' equity ..............................        93,578       91,831
                                                         ---------------------
      Total liabilities and shareholders' equity ..      $162,079     $164,452
                                                         =====================

See accompanying Notes to Consolidated Condensed Financial Statements.


                     Bulova Corporation and Subsidiaries
                 Consolidated Condensed Statements of Income
                (Amounts in thousands, except per share data)




                                                            Three Months Ended
                                                                 March 31,
                                                          --------------------
                                                            1999          1998
                                                          --------------------

Net sales ..........................................      $28,877     $30,926
Cost of sales ......................................       15,181      17,448
                                                          --------------------

Gross profit .......................................       13,696      13,478
Selling, general and administrative expenses .......       10,746      10,449
                                                          --------------------

Operating income ...................................        2,950       3,029
Royalty ............................................          939         885
Interest income ....................................          405         514
Interest expense ...................................           (3)        (54)
Other ..............................................          (52)         (7)
                                                          --------------------

Income before income tax expense ...................        4,239       4,367

Income tax expense .................................        1,916       2,010
                                                          --------------------

Net income .........................................      $ 2,323     $ 2,357
                                                          ====================

Net income per share ...............................      $   .51     $   .51
                                                          ====================

Weighted average number of shares outstanding
  (in thousands) ...................................        4,599       4,599
                                                          ====================

See accompanying Notes to Consolidated Condensed Financial Statements.


                   Bulova Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                          (Amounts in thousands)


                                                            Three Months Ended
                                                                March 31,
                                                         ---------------------
                                                             1999        1998
                                                         ---------------------

Operating Activities:
  Net income .......................................     $   2,323  $   2,357
  Adjustments to reconcile net income to net cash
   provided by operating activities ................           984        996
  Changes in assets and liabilities-net:
    Receivables ....................................        15,883     11,865
    Inventories ....................................          (468)     5,240
    Prepaid expenses ...............................          (354)       539
    Other assets ...................................           (16)       (44)
    Accounts payable and accrued expenses ..........        (3,850)    (3,892)
    Accrued federal and foreign income taxes .......         1,573      1,478
    Other liabilities and credits ..................        (1,362)      (881)
                                                          --------------------
                                                            14,713     17,658
                                                          --------------------

Investing Activities:
  Purchases of U.S. government securities ..........       (19,635)  (104,607)
  Proceeds from sales of U.S. government securities         10,000     90,000
  Purchases of property, plant and equipment .......          (495)       (91)
  Proceeds from disposal of property, plant and
   equipment .......................................                        6
                                                          --------------------
                                                           (10,130)   (14,692)
                                                          --------------------

Net change in cash and cash equivalents ............         4,583      2,966
Cash and cash equivalents, beginning of period .....         5,720      9,127
                                                          --------------------
Cash and cash equivalents, end of period ...........      $ 10,303   $ 12,093
                                                          ====================


See accompanying Notes to Consolidated Condensed Financial Statements.

                       Bulova Corporation and Subsidiaries
             Notes to Consolidated Condensed Financial Statements

1. See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 30, 1999.

     There have been no changes in significant accounting policies since December 31, 1998. In addition, certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1999.

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

3. Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $1,312,000 and $1,219,000 for the three months ended March 31, 1999 and 1998, respectively.

     See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1998.

4. Loews provides administrative and managerial services for which the Company was charged $665,000 and $519,000 for the three months ended March 31, 1999 and 1998, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

5. For the three months ended March 31, 1999 and 1998, comprehensive income totaled $1,747,000 and $2,776,000, respectively. Comprehensive income includes all changes to shareholders' equity, except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains or losses, and pension liability adjustments.

6. The Company is responsible for the clean-up of certain environmental conditions at its current facility as well as certain former manufacturing facilities. The remaining environmental liability recognized in the Company's financial statements of $213,000 represents the minimum of the Company's estimated range of equally likely outcomes, the upper limit of that range is approximately $500,000.

     See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1998.

7.   Shareholders' equity:

                                                        March 31, December 31,
                                                          1999         1998
                                                       -----------------------
                                                             (In thousands)

     Common stock ...............................       $22,999       $22,999
     Additional paid-in capital .................        23,197        23,197
     Retained earnings ..........................        51,037        48,714
     Accumulated other comprehensive loss .......        (3,650)       (3,074)
                                                        ----------------------
        Total ...................................        93,583        91,836
     Less treasury stock, at cost ...............             5             5
                                                        ----------------------
        Total shareholders' equity ..............       $93,578       $91,831
                                                        ======================

8.   Geographic Information:

     The Company operates predominantly in a single industry segment, that being the distribution and sale of watches and clocks under the brand names of Bulova, Caravelle and Accutron. Substantially all of the Company's sales are in the United States and Canada. The Company evaluates performance based on operating earnings of the respective geographic area and the geographic distribution of the Company's operating results are summarized in the following tables:


                                                United
     Three Months Ended March 31, 1999          States      Canada      Total
                                                ------------------------------
                                                         (In thousands)
     Sales .................................    $26,172     $3,022    $29,194
     Intercompany sales ....................       (317)                 (317)
                                                ------------------------------
     Total net sales .......................    $25,855     $3,022    $28,877
                                                ==============================

     Operating income ......................    $ 2,433     $  517    $ 2,950
     Royalties .............................        939                   939
     Interest-net ..........................        385         17        402
     Other .................................        (57)         5        (52)
                                                ------------------------------
     Income before tax .....................    $ 3,700     $  539    $ 4,239
                                                ==============================

     Three Months Ended March 31, 1998

     Sales .................................    $28,763     $2,881    $31,644
     Intercompany sales ....................       (718)                 (718)
                                                ------------------------------
     Total net sales .......................    $28,045     $2,881    $30,926
                                                ==============================

     Operating income ......................    $ 2,751     $  278    $ 3,029
     Royalties .............................        885                   885
     Interest-net ..........................        454          6        460
     Other .................................         69        (76)        (7)
                                                ------------------------------
     Income before tax .....................    $ 4,159     $  208    $ 4,367
                                                ==============================

                                     Page 7

9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the three months ended March 31, 1999 and 1998, respectively.

     Results of operations for the first quarter of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
        ---------------------------------------------------------------

Liquidity and Capital Resources:

The Company generated net cash flow from operations of $14,713,000 and $17,658,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease in net cash flow compared to the corresponding period of the prior year is primarily the result of an increase in inventory purchases necessary to meet the Company's sales forecast, partially offset by a higher collection of accounts receivables compared to the corresponding period of the prior year.

In previous years the Company has relied on Loews, which owns approximately 97% of the Company's common stock, to meet working capital needs which the Company was not able to meet with internally generated funds. In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides, under terms and conditions set forth therein, for unsecured loans in amounts aggregating up to $50,000,000. The Credit Agreement has been periodically extended by the Company and currently expires June 30, 2000. While Loews has no obligation to enter into or maintain arrangements for any further borrowing, it is anticipated that should the Company require working capital advances, they would be provided by Loews under the Credit Agreement. See Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Company has not required any working capital advances from Loews since the entire debt of $19,000,000 in principal amount under the Credit Agreement was paid in January 1995 and expects that existing cash balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

The Company's investments consist primarily of U.S. Treasury notes and commercial paper. Cash and cash equivalents, and investments amounted to approximately $40,065,000 at March 31, 1999, as compared to approximately $25,684,000 at December 31, 1998.

The Company has invested in property, plant and equipment in an effort to improve warehouse operational efficiency. Capital expenditures related to this project are estimated to be approximately $2,000,000, of which approximately $116,000 was incurred during the first quarter of 1999, and approximately $1,177,000 has been incurred since the inception of the project, which commenced in the first quarter of 1997. This project will be funded through the Company's working capital. Additionally, during the fourth quarter of 1998, the Company purchased a building for its clock warehousing and distribution requirements to replace a leased facility. The cost of the building was approximately $4,000,000 and was funded through the Company's available working capital. The Company anticipates it will incur approximately $650,000 in renovation costs during the first half of 1999. Renovation costs incurred during the first quarter of 1999 were approximately $200,000. These costs were funded through the Company's working capital.

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

Based upon its current assessment, the Company estimates the total cost to replace and upgrade its systems to accommodate Year 2000 processing is expected to be approximately $350,000. As of March 31, 1999, approximately

$337,000 has been spent. However, prior to 1997, the Company did not specifically separate technology charges for the Year 2000 from other information technology charges. In addition, while some hardware charges are included in the budget figures, the Company's hardware costs are typically included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent and to be spent will be financed from current operating funds.

The Company believes that it will be able to resolve the Year 2000 issue during the first half of 1999. As of March 31, 1999, the Company has certified internally over 95% of its internal applications and systems as being ready for the year 2000. However, due to the interdependent nature of computer systems, there may be an adverse impact on the Company if vendors, customers, and other business partners fail to successfully address the Year 2000 issue. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risk with the Company's vendors, customers, and other business partners.

RESULTS OF OPERATIONS:

Net sales decreased $2,049,000, or 6.6%, and income before taxes decreased $128,000, or 2.9%, respectively, for the three months ended March 31, 1999, as compared to the prior year. The decrease in net sales is primarily attributable to a unit volume decrease of .5% and a 6.1% decrease in the average unit selling price. Income before taxes decreased as a result of the sales decrease noted above, partially offset by an increase in gross profit percentage discussed below.

Gross profit as a percentage of sales for the three months ended March 31, 1999 was 47.4% as compared to 43.6% for the three months ended March 31, 1998. This increase is attributable to a favorable product sales mix and the continued efforts to maintain operational efficiency and improve procurement practices.

Selling, general and administrative expenses as a percentage of net sales for the three months ended March 31, 1999 was 37.2% as compared to 33.8% for the prior year. This increase is the result of an increased level of brand support advertising, partially offset by a decrease in selling expenses.

Royalty income has increased $54,000, or 6.1%, for the first quarter of 1999, as compared to 1998. Royalty income represents payments by a distributor and licensees principally in Europe, the Far East and South America. The income represents an annual increase in association with the South American distributor agreement. The Europe and Far East license agreements expire on December 31, 2001 and the South American distributor agreement expires on December 31, 2000. The Company cannot predict the outcome of future negotiations. This could negatively impact revenues, gross profit, results of operations and cash flows. Interest income decreased $109,000, or 21.2%, for the three months ended March 31, 1999. This decrease is the result of a lower level of invested assets as compared to the corresponding period of the prior year.

Foreign Currency

The Company imports most of its watch and clock products. Approximately 4% of the Companys purchases are denominated in Japanese yen. The remaining purchases are primarily denominated in U.S. dollars and acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the Company's results of operations for the quarters ended March 31, 1999 and 1998. Future foreign currency fluctuations, however, could impact gross profit, income, and cash flow.

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

                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a) Exhibits --

      (27) Financial Data Schedule for the three months ended March 31, 1999.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 1999.


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



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated: May 14, 1999                               By: /s/ Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)