Form 10-Q
period 1999-06-30
BULOVA CORP
filed 1999-08-16
CIK 15310

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

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

          Class                                  Outstanding at August 6, 1999
---------------------------                      -------------------------------
Common stock, $5 par value                              4,599,249 shares

================================================================================

                                   INDEX




                                                                     Page No.
                                                                     --------

Part I. Financial Information

  Item 1. Financial Statements

    Consolidated Condensed Balance Sheets-
      June 30, 1999 and December 31, 1998  .......................        3

    Consolidated Condensed Statements of Income -
      Three and six months ended June 30, 1999 and 1998  .........        4

    Consolidated Condensed Statements of Cash Flows-
      Six months ended June 30, 1999 and 1998  ...................        5

    Notes to Consolidated Condensed Financial Statements .........        6

  Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations  ..........................        9

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K  .......................      12

    Exhibit 27--Financial Data Schedule for the six months ended
       June 30, 1999

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

                           Bulova Corporation and Subsidiaries
                          Consolidated Condensed Balance Sheets
                                 (Amounts in thousands)

                                                        June 30,   December 31,
                                                           1999         1998
                                                        -----------------------
                                        Assets
                                        ------

Current assets:
  Cash and cash equivalents .......................      $  7,689      $  5,720
  Investments .....................................        26,920        19,964
  Accounts and notes receivable-net ...............        43,447        56,213
  Inventories, principally watches and clocks .....        42,061        38,937
  Prepaid expenses ................................         1,537         1,502
  Prepaid federal income tax ......................           989         1,057
  Deferred income taxes ...........................         9,293         9,416
                                                         ----------------------
      Total current assets ........................       131,936       132,809
                                                         ----------------------
Property, plant and equipment-net .................        15,500        15,207
                                                         ----------------------
Other assets:
  Deferred income taxes ...........................        15,886        16,220
  Other ...........................................           211           216
                                                         ----------------------
      Total other assets ..........................        16,097        16,436
                                                         ----------------------
      Total assets ................................      $163,533      $164,452
                                                         ======================

                        Liabilities and Shareholders' Equity
                        ------------------------------------

Current liabilities:
  Accounts payable ................................      $  2,532      $  3,579
  Accrued expenses ................................        18,634        21,529
                                                         ----------------------
      Total current liabilities ...................        21,166        25,108
                                                         ----------------------
Other liabilities and credits:
  Postretirement benefits payable .................        38,559        39,495
  Pension benefits payable ........................         3,188         3,590
  Other ...........................................         4,530         4,428
                                                         ----------------------
      Total other liabilities and credits .........        46,277        47,513
                                                         ----------------------
Shareholders' equity ..............................        96,090        91,831
                                                         ----------------------
      Total liabilities and shareholders' equity ..      $163,533      $164,452
                                                         ======================

See accompanying Notes to Consolidated Condensed Financial Statements.


                     Bulova Corporation and Subsidiaries
                 Consolidated Condensed Statements of Income
                (Amounts in thousands, except per share data)




                                         Three Months Ended   Six Months Ended
                                              June 30,             June 30,
                                          1999       1998       1999      1998
                                         --------------------------------------

Net sales ..........................     $29,404   $26,815    $58,281  $57,741
Cost of sales ......................      14,872    14,528     30,053   31,976
                                         --------------------------------------

Gross profit .......................      14,532    12,287     28,228   25,765
Selling, general and administrative
 expenses ..........................      12,031    10,362     22,777   20,811
                                         --------------------------------------

Operating income ...................       2,501     1,925      5,451    4,954
Royalty ............................         952       908      1,891    1,793
Interest income ....................         475       613        880    1,127
Interest expense ...................                    (1)        (3)     (55)
Other ..............................         (35)      169        (87)     162
                                         --------------------------------------

Income before income tax expense ...       3,893     3,614      8,132    7,981

Income tax expense .................       1,576     1,695      3,492    3,705
                                         --------------------------------------

Net income .........................     $ 2,317   $ 1,919    $ 4,640  $ 4,276
                                         ======================================

Net income per share ...............     $   .50   $   .42    $  1.01  $   .93
                                         ======================================

Weighted average number of shares
 outstanding .......................       4,599     4,599      4,599    4,599
                                         ======================================

See accompanying Notes to Consolidated Condensed Financial Statements.


                   Bulova Corporation and Subsidiaries
              Consolidated Condensed Statements of Cash Flows
                          (Amounts in thousands)


                                                            Six Months Ended
                                                                June 30,
                                                             1999        1998
                                                         ----------------------

Operating Activities:
  Net income .......................................     $  4,640     $  4,276
  Adjustments to reconcile net income to net cash
   provided by operating activities ................        1,856        1,351
  Changes in assets and liabilities-net:
    Receivables ....................................       11,416        9,567
    Inventories ....................................       (3,124)       2,818
    Other assets ...................................            5          (50)
    Accounts payable and accrued expenses ..........       (3,942)      (4,499)
    Accrued federal and foreign income taxes .......           68          (96)
    Other liabilities and credits ..................       (1,652)      (1,746)
                                                         ----------------------
                                                            9,267       11,621
                                                         ----------------------

Investing Activities:
  Purchases of short-term investments ..............      (19,635)    (218,332)
  Proceeds from sales of short-term investments ....       13,000      204,974
  Purchases of property, plant and equipment .......         (663)        (246)
  Proceeds from disposal of property, plant and
   equipment .......................................                         6
                                                         ----------------------
                                                           (7,298)     (13,598)
                                                         ----------------------

Net change in cash and cash equivalents ............        1,969       (1,977)
Cash and cash equivalents, beginning of period .....        5,720        9,127
                                                         ----------------------
Cash and cash equivalents, end of period ...........     $  7,689     $  7,150
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

3. Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $1,080,000, $1,375,000, $2,392,000 and $2,594,000 for the three and six months ended June 30, 1999 and 1998, respectively.

   See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1998.

4. Loews provides administrative and managerial services for which the Company was charged $664,000, $519,000, $1,329,000 and $1,038,000 for the three and six months ended June 30, 1999 and 1998, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

5. For the three and six months ended June 30, 1999 and 1998, comprehensive income totaled $2,512,000, $1,526,000, $4,259,000 and $4,302,000, respectively. Comprehensive income includes all changes to shareholders' equity, except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains or losses, and pension liability adjustments.

6. The Company is responsible for the clean-up of certain environmental conditions at its Woodside, N.Y. facility as well as certain former manufacturing facilities. The remaining environmental liability recognized in the Company's financial statements of $168,000 represents the minimum of the Company's estimated range of equally likely outcomes, the upper limit of that range is approximately $500,000.

   See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1998.

7. Shareholders' equity:

                                                        June 30,  December 31,
                                                          1999         1998
                                                        ----------------------
                                                             (In thousands)

   Common stock ...............................         $22,999       $22,999
   Additional paid-in capital .................          23,197        23,197
   Retained earnings ..........................          53,354        48,714
   Accumulated other comprehensive loss .......          (3,455)       (3,074)
                                                        ----------------------
        Total .................................          96,095        91,836
   Less treasury stock, at cost ...............               5             5
                                                        ----------------------
        Total shareholders' equity ............         $96,090       $91,831
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

                                                United
   Three Months Ended June 30, 1999             States      Canada      Total
                                                ------------------------------
                                                         (In thousands)
   Sales .................................      $27,107     $2,982    $30,089
   Intercompany sales ....................         (685)                 (685)
                                                ------------------------------
   Total net sales .......................      $26,422     $2,982    $29,404
                                                ==============================

   Operating income ......................      $ 2,236     $  265    $ 2,501
   Royalties .............................          952                   952
   Interest-net ..........................          459         16        475
   Other .................................          (35)                  (35)
                                                ------------------------------
   Income before tax .....................      $ 3,612     $  281    $ 3,893
                                                ==============================

   Three Months Ended June 30, 1998

   Sales .................................      $24,449     $ 2,790   $27,239
   Intercompany sales ....................         (424)                 (424)
                                                ------------------------------
   Total net sales .......................      $24,025     $ 2,790   $26,815
                                                ==============================

   Operating income ......................      $ 1,578     $   347   $ 1,925
   Royalties .............................          908                   908
   Interest-net ..........................          590          22       612
   Other .................................           72          97       169
                                                ------------------------------
   Income before tax .....................      $ 3,148     $   466   $ 3,614
                                                ==============================

                                                United
   Six Months Ended June 30, 1999               States      Canada      Total
                                                ------------------------------
                                                         (In thousands)

   Sales .................................      $53,279     $6,004    $59,283
   Intercompany sales ....................       (1,002)               (1,002)
                                                ------------------------------
   Total net sales .......................      $52,277     $6,004    $58,281
                                                ==============================

   Operating income ......................      $ 4,669     $ 782     $ 5,451
   Royalties .............................        1,891                 1,891
   Interest-net ..........................          844        33         877
   Other .................................          (92)        5         (87)
                                                ------------------------------
   Income before tax .....................      $ 7,312     $ 820     $ 8,132
                                                ==============================

   Six Months Ended June 30, 1998

   Sales .................................      $53,212     $ 5,671   $58,883
   Intercompany sales ....................       (1,142)               (1,142)
                                                ------------------------------
   Total net sales .......................      $52,070     $ 5,671   $57,741
                                                ==============================

   Operating income ......................      $ 4,329     $   625   $ 4,954
   Royalties .............................        1,793                 1,793
   Interest-net ..........................        1,044          28     1,072
   Other .................................          141          21       162
                                                ------------------------------
   Income before tax .....................      $ 7,307     $   674   $ 7,981
                                                ==============================

9. In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and December 31, 1998 and the results of operations for the three and six months ended June 30, 1999 and 1998 and changes in cash flows for the six months ended June 30, 1999 and 1998, respectively.

   Results of operations for the second quarter and first six months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
        ---------------------------------------------------------------

Liquidity and Capital Resources:

The Company generated net cash flow from operations of $9,267,000 and $11,621,000 for the six months ended June 30, 1999 and 1998, respectively. The decrease in net cash flow compared to the corresponding period of the prior year is primarily the result of an increase in inventory purchases necessary to meet the Company's sales forecast, partially offset by a higher collection of accounts receivables compared to the corresponding period of the prior year.

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

The Company has not required any working capital advances from Loews since
January 1995 and expects that existing cash balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

The Company's investments consist primarily of U.S. Treasury notes and commercial paper. Cash and cash equivalents, and investments amounted to approximately $34,609,000 at June 30, 1999, as compared to approximately
$25,684,000 at December 31, 1998.

The Company has invested in property, plant and equipment in an effort to improve warehouse operational efficiency. Capital expenditures related to this project are estimated to be approximately $2,000,000, of which approximately
$55,000 was incurred during the second quarter of 1999, and approximately
$1,232,000 has been incurred since the inception of the project, which commenced in the first quarter of 1997. This project will be funded through the Company's working capital. Additionally, during the fourth quarter of 1998, the Company purchased a building for its clock warehousing and distribution requirements to replace a leased facility. The cost of the building was approximately $4,000,000 and was funded through the Company's available working capital. Renovation costs incurred during the first half of 1999 were approximately $490,000. These costs were funded through the Company's working capital.

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

The Company's total cost to replace and upgrade its systems to accommodate Year
2000 processing amounted to approximately $350,000. However, prior to 1997, the Company did not specifically separate technology charges for the Year 2000 from other information technology charges.

In addition, while some hardware charges are included in the budget figures, the Company's hardware costs are typically included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent and to be spent will be financed from current operating funds.

As of June 30, 1999, the Company has certified internally virtually all of its internal applications and systems as being ready for the year 2000. However, due to the interdependent nature of computer systems, there may be an adverse impact on the Company if vendors, customers, and other business partners fail to successfully address the Year 2000 issue. The Company's contingency plans have been structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risk with the Company's vendors, customers, and other business partners.

RESULTS OF OPERATIONS:

Net sales increased $2,589,000, and $540,000, or 9.7% and 0.9%, for the three and six months ended June 30, 1999, respectively, as compared to the corresponding periods of the prior year. Income before taxes increased by approximately $279,000 and $151,000, for the three and six months ended June 30, 1999, respectively, as compared to the prior year. The increase in net sales is primarily attributable to a unit volume increase of 15.8% and 7.0%, partially offset by a decrease in the average unit selling price of 5.3% and 5.6% for the three and six months ended June 30, 1999, respectively, as compared to the corresponding periods of the prior year. The average unit selling price decrease was caused by a change in the product sales mix of the Company's core brands.

Gross profit as a percentage of sales increased to 49.4% and 48.4% for the three and six months ended June 30, 1999, respectively, as compared to 45.8% and 44.6% for the prior year. This increase is attributable to a favorable product sales mix and the continued efforts to maintain operational efficiency and improve procurement practices.

Selling, general and administrative expenses as a percentage of net sales for the three and six months ended June 30, 1999 was 40.9% and 39.1%, respectively, as compared to 38.6% and 36.0%, respectively, for the prior year. This increase is the result of an increased level of brand support, an increase in commission expense related to an increase in net sales as discussed above, as well as an increase in parent company charges of 27.9% and 28.0% for the three and six months ended June 30, 1999 as compared to the corresponding periods of the prior year.

Royalty income has increased by approximately $44,000, or 4.8%, and increased by approximately $98,000, or 5.5%, for the three and six months ended June 30, 1999, as compared to the corresponding period of the prior year. Royalty income represents payments by a distributor and licensees principally in Europe, the Far East and South America. The income represents an annual increase in association with the South American distributor agreement. The Europe and Far
East license agreements expire on December 31, 2001 and the South American distributor agreement expires on December 31, 2000. The Company cannot predict the outcome of future negotiations. This could negatively impact revenues, gross profit, results of operations and cash flows. Interest income decreased $138,000 and $247,000 for the three and six months ended June 30, 1999, respectively, as compared to the prior year. This decrease is the result of a lower level of invested assets compared to the corresponding period of the prior year.

Foreign Currency

The Company imports most of its watch and clock products. During the first half of 1999 approximately 10% of the Company's purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars and acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the three and six months ended June 30, 1999 and 1998. Future foreign currency fluctuations, however, could impact gross profit, income, and cash flow.

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

                         PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

  (a) Exhibits --

      (27) Financial Data Schedule for the six months ended June 30, 1999.

  (b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 1999.


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



                                                     BULOVA CORPORATION
                                                     ------------------
                                                     (Registrant)





Dated:  August 16, 1999                          By: /s/ Paul S. Sayegh
                                                     -----------------------
                                                     PAUL S. SAYEGH
                                                     Chief Operating Officer
                                                     (Duly authorized
                                                     officer and principal
                                                     financial officer)


