Form 10-Q
period 1999-09-30
BULOVA CORP
filed 1999-11-15
CIK 15310

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number 1-457

BULOVA CORPORATION

(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification No.)

One Bulova Avenue, Woodside, New York 11377-7874
(Address of principal executive offices) (Zip Code)

(718) 204-3300
(Registrant's telephone number including area code)

NOT APPLICABLE
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

                          Yes        X                                                                                   No

Class	Outstanding at November 8, 1999

Common Stock, $5 par value	4,599,249 shares

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

Bulova Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Amounts in thousands)

Assets

	September 30,	December 31,
	1999	1998

Current assets:

Cash and cash equivalents	$ 17,186	$ 5,720
Investments	16,965	19,964
Accounts and notes receivable-net	56,267	56,213
Inventories, principally watches and clocks	38,577	38,937
Prepaid expenses	1,325	1,502
Prepaid federal income tax		1,057
Deferred income taxes	9,480	9,416

Total current assets	139,800	132,809

Property, plant and equipment-net	15,365	15,207

Other assets:

Deferred income taxes	15,371	16,220
Other	199	216

Total other assets	15,570	16,436

Total assets	$ 170,735	$ 164,452

Liabilities and Shareholders' Equity

Current liabilities:

Accounts payable	$ 3,378	$ 3,579
Accrued expenses	21,844	21,529
Accrued federal and foreign income taxes	1,142

Total current liabilities	26,364	25,108

Other liabilities and credits:

Postretirement benefits payable	37,223	39,495
Pension benefits payable	2,987	3,590
Other	4,581	4,428

Total other liabilities and credits	44,791	47,513

Shareholders' equity	99,580	91,831

Total liabilities and shareholders' equity	$ 170,735	$ 164,452

See accompanying Notes to Consolidated Condensed Financial Statements

.

Bulova Corporation and Subsidiaries
Consolidated Condensed Statements of Income
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	1999	1998	1999	1998

Net sales	$ 37,609	$ 33,920	$ 95,890	$ 91,661
Cost of sales	18,024	16,853	48,077	48,829

Gross profit	19,585	17,067	47,813	42,832
Selling, general and administrative expenses	14,521	12,934	37,298	33,745

Operating income	5,064	4,133	10,515	9,087

Royalty income	934	899	2,825	2,692
Interest income	392	452	1,272	1,579
Interest expense		(16)	(3)	(71)
Other	(274)	118	(361)	280

Income before income tax expense	6,116	5,586	14,248	13,567

Income tax expense	2,656	2,345	6,148	6,050

Net income	$ 3,460	$ 3,241	$ 8,100	$ 7,517

Net income per share	$ 0.75	$ 0.70	$ 1.76	$ 1.63

Weighted average number of shares outstanding	4,599	4,599	4,599	4,599

See accompanying Notes to Consolidated Condensed Financial Statements.

.

Bulova Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Amounts in thousands)

	Nine Months Ended
	September 30,
	1999	1998

Operating Activities:

Net income	$ 8,100	$ 7,517
Adjustments to reconcile net income to net cash provided by operating activities	3,170	1,945
Changes in assets and liabilities-net:
Receivables	(2,336)	(955)
Inventories	360	(2,519)
Other assets	194	740
Accounts payable and accrued expenses	114	(1,999)
Accrued federal and foreign income taxes
Other liabilities and credits	(3,073)	(3,790)

	8,728	1,784

Investing Activities:

Purchases of short-term investments	(19,551)	(218,332)
Proceeds from sales of short-term investments	23,000	214,952
Purchases of property, plant and equipment	(711)	(363)
Proceeds from disposal of property, plant and equipment		6

	2,738	(3,737)

Net change in cash and cash equivalents	11,466	(1,953)
Cash and cash equivalents, beginning of period	5,720	9,127

Cash and cash equivalents, end of period	$ 17,186	$ 7,174

See accompanying Notes to Consolidated Condensed Financial Statements.

Bulova Corporation and Subisidiaries

Notes to Consolidated Condensed Financial statements

Note 1. See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 30, 1999.

There have been no changes in significant accounting policies since December 31, 1998. In addition, certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 1999.

Note 2. In 1991, the Company and a third party commenced an arbitration proceeding before the Netherlands Arbitration Institute contesting the attempt of Benetton International N.V. ("Benetton") to prematurely terminate the license agreement for "Benetton by Bulova" timepieces and seeking damages in relation thereto. (The license agreement subsequently terminated in 1994). The arbitral panel determined that Benetton was not entitled to terminate the license agreement prior to the expiration of its term and awarded damages to the Company in relation thereto. Benetton has commenced proceedings in the Dutch courts seeking to overturn the arbitral award on a number of grounds and, pending the outcome of those proceedings, to suspend enforcement of the damage award. The Dutch courts have refused to suspend enforcement of the damage award and on February 12, 1996, the Company received approximately $3,857,000, which represented damages, costs and interest. The funds received are subject to return, with interest, if the Dutch courts ultimately uphold Benetton's petition to overturn the arbitral award. As a result, the Company has deferred recognition of the award and recorded a deferred credit. In addition, Benetton has commenced a second arbitration proceeding, asserting claims against the Company and the Company has asserted counter claims against Benetton in relation to the license agreement.

Note 3. Under the tax allocation agreement between the Company and its parent, Loews Corporation ( "Loews"), the Company has paid Loews approximately $2,053,000, $688,000, $4,445,000 and $3,282,000 for the three and nine months ended September 30, 1999 and 1998, respectively.

See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1998.

Note 4. Loews provides administrative and managerial services for which the Company was charged $665,000, $519,000, $1,994,000 and $1,557,000 for the three and nine months ended September 30, 1999 and 1998, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

Note 5. For the three and nine months ended September 30, 1999 and 1998, comprehensive income totaled $3,490,000, $2,817,000, $7,749,000 and $7,119,000, respectively. Comprehensive income includes all changes to shareholders' equity, except those resulting from investments by shareholders and distributions to shareholders. Comprehensive income includes net income, foreign currency translation gains or losses, and pension liability adjustments.

Note 6. The Company is responsible for the clean-up of certain environmental conditions at its Woodside, N.Y. facility as well as certain former manufacturing facilities. The environmental liability recognized in the Company's financial statements of $140,000 represents the minimum of the Company's estimated range of equally likely outcomes, the upper limit of that range is approximately $500,000.

See Note 8 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1998.

Note 7.      Shareholders' equity:

	September 30,	December 31,
	1999	1998

	(In thousands)
Common stock	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	56,814	48,714
Accumulated other comprehensive loss	(3,425)	(3,074)

Total	99,585	91,836
Less treasury stock, at cost	5	5

Total shareholders' equity	$ 99,580	$ 91,831

Note 8.      Geographic Information:

     The Company operates predominately in a single industry segment, that being the distribution and sales of watches and clocks under the brand names of Bulova, Caravelle and Accutron. Substantially all of the Company's sales are in the United States and Canada. The Company evaluates performance based on operating earnings of the respective geographic area and the geographic distribution of the Company's operating results are summarized in the following tables:

Three Months Ended September 30, 1999	United States	Canada	Total

	(In thousands)

Sales	$ 34,796	$ 3,302	$ 38,098
Intercompany sales	(489)		(489)

Total net sales	$ 34,307	$ 3,302	$ 37,609

Operating income	$ 4,790	$ 274	$ 5,064
Royalties	934		934
Interest-net	379	13	392
Other	(273)	(1)	(274)

Income before tax	$ 5,830	$ 286	$ 6,116

Three Months Ended September 30, 1998

Sales	$ 31,316	$ 3,152	$ 34,468
Intercompany sales	(548)		(548)

Total net sales	$ 30,768	$ 3,152	$ 33,920

Operating income	$ 3,597	$ 536	$ 4,133
Royalties	899		899
Interest-net	432	4	436
Other	93	25	118

Income before tax	$ 5,021	$ 565	$ 5,586

Nine Months Ended September 30, 1999	United States	Canada	Total

	(In thousands)
Sales	$ 88,075	$ 9,306	$ 97,381
Intercompany sales	(1,491)		(1,491)

Total net sales	$ 86,584	$ 9,306	$ 95,890

Operating income	$ 9,459	$ 1,056	$ 10,515
Royalties	2,825		2,825
Interest-net	1,223	46	1,269
Other	(365)	4	(361)

Income before tax	$ 13,142	$ 1,106	$ 14,248

Nine Months Ended September 30, 1998

Sales	$ 84,528	$ 8,823	$ 93,351
Intercompany sales	(1,690)		(1,690)

Total net sales	$ 82,838	$ 8,823	$ 91,661

Operating income	$ 7,926	$ 1,161	$ 9,087
Royalties	2,692		2,692
Interest-net	1,476	32	1,508
Other	234	46	280

Income before tax	$ 12,328	$ 1,239	$ 13,567

Note 9.      In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments December 31, 1998 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and changes in cash flows for the nine months ended September 30, 1999 and 1998, respectively.

     Results of operations for the third quarter and first nine months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Net sales increased $3,689,000 and $4,229,000, or 10.9% and 4.6%, for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods of the prior year. Income before taxes increased by approximately $530,000 and $681,000, or 9.5% and 5.0%, for the three and nine months ended September 30, 1999, respectively, as compared to the prior year. The increase in net sales is primarily attributable to a unit volume increase of 7.7% and 7.3%, for the three and nine months ended September 30, 1999, respectively, and an increase in the average unit selling prices of 2.9% for the three months ended September 30, 1999, partially offset by a decrease in average unit selling prices of 2.5% for the nine months ended September 30, 1999, as compared to the corresponding periods of the prior year. The unit volume increase is due primarily to the increase in the Caravelle product line. The unit selling price change is primarily associated with a change in the Company's core product mix.

The Company recorded a credit of $304,000 and $227,000 in cost of sales related to an actuarial revaluation of its post retirement benefit net periodic expense, for the three months ended September 30, 1999 and 1998, respectively. Exclusive of this transaction, gross profit as a percentage of net sales increased to 51.3% and 49.5% for the three and nine months ended September 30, 1999, respectively, as compared to 49.6% and 46.5% for the prior year. This increase is attributable to the Company's efforts to maintain efficient operational and procurement practices.

In the three months ended September 30, 1999 and 1998, the Company recorded a credit of $564,000 and $423,000, respectively, in administrative expense related to an actuarial revaluation of its post retirement benefit net periodic expense. Exclusive of this transaction, selling, general and administrative expenses as a percentage of net sales for the three and nine months ended September 30, 1999 was 40.1% and 39.5%, respectively, as compared to 39.4% and 37.3%, respectively, for the prior year. This increase is the result of an increased level of brand support, an increase in commission expense related to an increase in net sales as discussed above, as well as an increase in parent company charges of $146,000 and $437,000 for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods of the prior year.

Royalty income has increased by approximately $35,000 and $133,000, or 3.9% and 4.9%, for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding periods of the prior year. Royalty income represents payments by a distributor and licensees principally in Europe, the Far East and South America. The income represents an annual increase in association with the South American distributor agreement. The Europe and Far East license agreements expire on December 31, 2001 and the South American distributor agreement expires on December 31, 2000. The negative economic conditions in the Far East and South America may result in a decrease in royalty income. A reduction in royalty income would negatively impact revenues, gross profit, results of operations and cash flows.

Interest income decreased $60,000 and $307,000 for the three and nine months ended September 30, 1999, respectively, as compared to the prior year. This decrease is the result of a lower level of invested assets compared to the corresponding period of the prior year.

Liquidity and Capital Resources:

The Company generated net cash flow from operations of $8,728,000 and $1,784,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash flow compared to the corresponding period of the prior year is primarily the result of an increase in inventory purchases in the prior year period to meet the Company's increasing sales . An increase in accounts payable and accrued expenses, resulting from timing differences of payments, compared to the corresponding period of the prior year, also increased the net cash flow. The increase in cash flow was partially offset by an increase in accounts receivable in the current year period, resulting from an increase in sales.

The Company's investments consist primarily of U.S Treasury notes and commercial paper. Cash and cash equivalents, and investments amounted to approximately $34,151,000 at September 30, 1999, as compared to approximately $25,684,000 at December 31, 1998.

The Company has invested in property, plant and equipment in an effort to improve warehouse operational efficiency. Capital expenditures related to this project are estimated to be approximately $2,000,000, of which approximately $31,000 was incurred during the third quarter of 1999, and approximately $1,263,000 has been incurred since the inception of the project, which commenced in the first quarter of 1997. This project will be funded through the Company's working capital. Additionally, during the fourth quarter of 1998, the Company purchased a building for its clock warehousing and distribution requirements to replace a leased facility. The cost of the building was approximately $4,000,000 and was funded through the Company's available working capital. Renovation costs incurred during the nine months of 1999 were approximately $520,000. These costs were funded through the Company's working capital.

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

As of September 30, 1999, the Company has certified internally all of its internal applications and systems as being ready for the year 2000. However, due to the interdependent nature of computer systems, there may be an adverse impact on the Company if vendors, customers, and other business partners fail to successfully address the Year 2000 issue. The Company's contingency plans have been structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks as well as potential risk with the Company's vendors, customers, and other business partners.

Foreign Currency

The Company imports most of its watch and clock products. During the first nine months of 1999 approximately 11% of the Company's purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars and acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the three and nine months ended September 30, 1999 and 1998. Future foreign currency fluctuations, however, could impact gross profit, income, and cash flow.

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

PART II. OTHER INFORMATION

Item 6. Exhibit and Reports on Form 8-K

 (a) Exhibits --

  (27) Financial Data Schedule for the nine months ended September 30, 1999.

 (b) Current reports on Form 8-K-There were no reports on Form 8-K filed for the three months ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION

(Registrant)

Dated: November 15, 1999	By: /s/ Paul S. Sayegh

PAUL S. SAYEGH Chief Operating Officer (Duly authorized officer and principal financial officer)