Form 10-K405
period 1999-12-31
BULOVA CORP
filed 2000-03-27
CIK 15310

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to _____________

Commission File Number 1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	Employer
incorporation or organization)	Identification No.)

One Bulova Avenue, Woodside, New York 11377-7874 (Address of principal executive offices) (Zip Code)

(718) 204-3300 (Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $5.00 per share (Title of Class)

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

     As at February 25, 2000, 4,599,857 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $2,870,000.

BULOVA CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For The Year Ended December 31, 1999

PART I

Item 1. Business.

     Bulova Corporation (together with its subsidiaries referred to herein as “Registrant” or the “Company,” unless the context otherwise requires) is a New York corporation. Loews Corporation (“Loews”) owns approximately 97% of Registrant’s outstanding Common Stock. See Item 12 below of this Form 10-K.

     Registrant is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. The principal watch brands are Bulova, Caravelle, Accutron and Sportstime. Clocks are principally sold under the Bulova brand name. The Registrant’s product breakdown includes a luxury watch line represented by Accutron, a mid-ranged priced watch brand represented by Bulova, and a lower-priced watch line represented by Caravelle.

     Bulova’s principal markets are the United States and Canada, which accounted for 90% and 10%, respectively, of sales. In most other areas of the world, Registrant has appointed licensees who market watches under Registrant’s trademarks in return for a royalty. For additional information concerning Registrant’s sales in foreign markets, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

     Registrant buys complete watches and clocks from foreign suppliers for substantially all of its products. Watch movements, cases and other components are also purchased from foreign suppliers. In the United States, most of Registrant’s consumer products are sold through major department stores, jewelry store chains, and premium outlets through Registrant’s commission sales force and outside sales representatives. In Canada, Registrant, through a marketing subsidiary, sells directly to retailers. The customer base is comprised of large retailers, small local chains and local independent jewelry shops. In 1999, 1998 and 1997, one customer represented approximately 13%, 13% and 11%, respectively, of sales. No other customer represented more than 10% of the Company’s sales.

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

     It is characteristic of Registrant’s business and of the watch industry generally that customer receivables from watch sales are carried for relatively long periods. Registrant grants its retailers seasonal credit terms, depending on the product and date of sale. In certain circumstances, Registrant also extends credit to its retailers on an interest-bearing basis.

     Any backlog of orders is not believed to be significant. The business is seasonal; with the greatest sales coming in the third and fourth quarters in anticipation of the holiday selling season.

Employees

     Registrant currently employs approximately 450 persons, approximately 150 of whom are union members, and has experienced satisfactory labor relations. The Company has comprehensive benefit plans for substantially all employees.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters.

MARKET PRICES

     The following table sets forth, for the periods indicated, the high and low bid prices for the Company’s Common Stock in the over-the-counter market as reported by Carr Securities Corp. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions. They do not represent actual transactions.

	1999		1998

	High	Low	High	Low

First Quarter	$19.00	$18.13	$16.25	$15.63
Second Quarter	19.50	18.50	17.50	16.25
Third Quarter	20.00	19.50	23.25	18.00
Fourth Quarter	20.00	19.50	18.13	16.63

DIVIDEND INFORMATION

     The Company paid no dividends for the years ended December 31, 1999 and 1998.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

     There were approximately 1,380 holders of record of common stock of the Company at February 25, 2000.

Item 6. Selected Financial Data.

Year Ended December 31	1999	1998	1997	1996	1995

(In thousands, except per share data)

Results of Operations:
Net sales	$134,013	$129,157	$123,443	$115,113	$100,449
Income from continuing operations	14,620	10,920	10,016	7,001	2,269
Per share	3.18	2.37	2.18	1.52	.49
Net income	14,620	10,920	10,016	7,001	2,632
Per share	3.18	2.37	2.18	1.52	.57

Financial Position:
Total assets	178,793	164,452	155,550	148,454	134,127
Shareholders’ equity	106,749	91,831	81,943	72,381	65,463
Dividends per share	None	None	None	None	None
Shares of common stock outstanding	4,599	4,599	4,599	4,599	4,599

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

1999 Compared with 1998

Net sales and income before income taxes increased $4,856,000 and $2,158,000, as compared to 1998, respectively.

The increase in net sales is primarily attributable to the unit volume increase of the Company’s Caravelle and Accutron watch brands of 19.9% and 6.9%, respectively, as compared to 1998. This resulted in a combined increase in net sales of $5,391,000, as compared to 1998. Additionally there was an increase in net sales in the Companys clock brand of $1,414,000, as compared to 1998 primarily attributable to a unit volume increase of 1.4%. The above is partially offset by a decline in the Company ’s Bulova watch brand of $1,512,000, primarily attributable to a change in style sales mix which resulted in reduction in the Bulova watch brand ’s average selling price.

Gross profit as a percentage of net sales for the year ended December 31, 1999 was 50.8% as compared to 49.0% for the year ended December 31, 1998. This increase is attributable to the Company’s efforts to maintain efficient operational and procurement practices as well as a credit of $720,000 to the cost of sales related to an actuarial revaluation of its net periodic postretirement benefit expense, as compared to a credit of $338,000 for the year ended December 31, 1998.

Royalty income was essentially unchanged from that of the prior year. Royalty income represents payments by licensees in Europe and the Far East, and a distributor in South America.

The Europe and Far East license agreements expire on December 31, 2001. These licensees are based in Hong Kong. The Company’s South American distributor is based in the United States and the agreement expires on December 31, 2000.

Economic conditions in the Far East may result in a future decrease in royalty income. The Company cannot predict the outcome of future negotiations with respect to its license agreements and this may negatively impact revenues, gross profit, and results of operations and cash flows.

Interest income decreased by $380,000 or 19.3%, as compared to 1998, due primarily to a lower level of invested assets.

Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 1999 was 38.8% as compared to 39.1% for the year ended December 31, 1998. The primary reason for the decrease was a credit of $1,337,000 in 1999 as compared to a credit of $629,000 in 1998. It was related to an actuarial revaluation of the Company ’s net periodic postretirement benefit expense.

1998 Compared with 1997

Net sales and income before income taxes increased $5,714,000 and $3,319,000, as compared to 1997, respectively.

The increase in net sales is primarily attributable to the unit growth of the Company’s Bulova and Caravelle watch brands of 12.7% and 3.7%, respectively, as compared to 1997. The unit growth, attributable to Bulova and Caravelle, resulted in a combined increased net sales of $9,407,000 or 10.0%, as compared to 1997. This increase was partially offset by a combined sales decline in the Sportstime licensed product line and the clock product line of $2,075,000.

Gross profit as a percentage of net sales for the year ended December 31, 1998 was 49.0%, as compared to 46.3% for the year ended December 31, 1997. The increase in gross profit is attributable to a favorable product sales mix and a credit of $338,000 to cost of sales related to an actuarial revaluation of its net periodic postretirement benefit expense.

Royalty income was essentially unchanged from that of the prior year. Interest income increased by $576,000 or 43.6%, as compared to 1997. This increase is the result of the increased level of invested assets during 1998.

Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 1998 was 39.1% as compared to 38.3% for the year ended December 31, 1997. The primary reason for the increase in 1998 was the result of the Company’s significant increase in brand support advertising. This increase was partially offset by a credit of $629,000 recorded in selling, general and administrative expenses related to an actuarial revaluation of its net periodic postretirement benefit expense.

Foreign Currency

The Company imports most of its watch and clock products. In 1999, approximately 11% of the Company’s purchases were denominated in Japanese yen. The remaining purchases are primarily denominated in U.S. dollars for product acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies.

In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company’s gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the years ended December 31, 1999, 1998 and 1997. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company generated (utilized) net cash flow from operations of $8,606,000 and $(509,000) for the years ended December 31, 1999 and 1998, respectively. The increase in net cash flow is primarily the result of an increase in net income, a decrease in the level of inventory and a change in the timing of payments related to income taxes.

Prior to 1995, the Company received assistance from Loews. Since January 1995, the Company has not required any working capital advances from Loews and expects that existing cash balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

The Company’s investments consist primarily of U.S. Treasury notes. Cash and cash equivalents, and investments amounted to $34,091,000 at December 31, 1999 as compared to $25,684,000 at December 31, 1998.

The Company has invested in property, plant and equipment in an effort to improve warehouse operational efficiency. Capital expenditures related to this project are estimated to be approximately $2,000,000. Approximately $196,000 was incurred during the year ended December 31, 1999, and approximately $1,254,000 has been incurred since the inception of the project, which commenced in the first quarter of 1997. This project will be funded through the Company’s working capital. Additionally, during the fourth quarter of 1998, the Company purchased a building for its clock warehousing and distribution requirements to replace a leased facility. The cost of the building was approximately $4,000,000. Renovation costs incurred during 1999 were approximately $520,000. These costs were funded through the Company’s working capital.

YEAR 2000 ISSUE

The Company estimates that the total amount spent on Year 2000 readiness matters approximated $350,000. Prior to 1997, the Company did not specifically separate technology charges for Year 2000 from other information technology charges. In addition, while some hardware charges are included in the above figure, the Company’s hardware costs typically are included as part of ongoing technology updates and not specifically as part of the Year 2000 project. All funds spent have been financed from current operating funds.

The Company believes that it has successfully resolved the Year 2000 issue without any material impact on its results of operations or equity.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s financial instruments consist primarily of U.S. government securities. The Company has exposure to economic losses due to interest rate risk arising from changes in the level of volatility of interest rates. The Company mitigates its exposure to interest rate risk by maintaining investments with short-term maturities. As such, the Company does not believe these financial instruments present a significant exposure to market risk.

FORWARD-LOOKING STATEMENTS

When included in this Report, the words “believes,”  “expects,” “intends,” “anticipates, ” “estimates” and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, changes in financial markets, significant changes in consumer spending patterns, competition in the Company’s product areas, changes in foreign currency valuations in relation to the U.S. dollar, changes in foreign, political, social and economic conditions, and various other matters, many of which are beyond the Company’s control. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for information regarding Quantitative and Qualitative Disclosures about Market Risk.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and
Shareholders of Bulova Corporation:

     We have audited the accompanying consolidated balance sheets of Bulova Corporation and its subsidiaries (“the Corporation”) as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and financial statement schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bulova Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
New York, New York
February 24, 2000

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

Assets:

December 31	1999	1998

(Amounts in thousands of dollars)

Current assets:
Cash and cash equivalents (Note 1)	$ 22,027	$ 5,720
Investments (Note 1)	12,064	19,964
Receivables, less allowance for doubtful accounts and cash discounts of
$4,171 and $3,839 (Note 1)	63,371	56,213
Inventories (Note 1)	36,787	38,937
Prepaid expenses (Note 4)	913	1,502
Prepaid income taxes (Note 3)		1,057
Deferred income taxes (Notes 1 and 3)	11,289	9,416

Total current assets	146,451	132,809

Property, plant and equipment, at cost (Note 1):
Land, buildings and improvements	18,538	18,040
Machinery and equipment	2,897	2,759
Furniture, fixtures and leasehold improvements	4,254	4,381

	25,689	25,180
Less accumulated depreciation and amortization	10,503	9,973

Property, plant and equipment-net	15,186	15,207

Other assets:
Deferred income taxes (Notes 1 and 3)	16,981	16,220
Other assets	175	216

Total other assets	17,156	16,436

Total assets	$178,793	$164,452

See Notes to Consolidated Financial Statements.

Liabilities and Shareholders’ Equity:

December 31	1999	1998

(Amounts in thousands of dollars)

Current liabilities:
Accounts payable	$ 3,887	$ 3,579
Accrued expenses:
Salaries, wages and commissions	3,304	3,248
Pension (Note 4)	1,173	197
Postretirement benefits (Note 4)	1,023	972
Advertising and promotions (Note 1)	6,305	4,435
Warranty (Note 1)	1,024	1,017
Federal income taxes (Note 3)	1,051
Other	11,251	11,660

Total current liabilities	29,018	25,108

Other liabilities and credits:
Postretirement benefits payable (Note 4)	36,364	39,495
Pension benefits payable (Note 4)	2,029	3,590
Other (Note 8)	4,633	4,428

Total other liabilities and credits	43,026	47,513

Commitments and contingent liabilities (Notes 2, 3, 4, 7 and 8)

Shareholders’ equity (Note 1):
Common stock, $5 par value:
Authorized: 7,500,000 shares
Issued: 4,600,000 shares	22,999	22,999
Additional paid-in capital	23,197	23,197
Retained earnings	63,334	48,714
Accumulated other comprehensive loss	(2,776)	(3,074)

	106,754	91,836
Less 1,000 shares of common stock held in treasury, at cost	5	5

Total shareholders’ equity	106,749	91,831

Total liabilities and shareholders’ equity	$ 178,793	$ 164,452

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	1999	1998	1997

(Amounts in thousands, except per share data)

Net sales	$ 134,013	$129,157	$123,443
Cost of sales	65,930	65,845	66,323

Gross profit	68,083	63,312	57,120

Selling, general and administrative expenses	51,939	50,465	47,246

Operating income	16,144	12,847	9,874

Royalty	3,574	3,581	3,606
Interest-net	1,584	1,896	1,320
Other	(534)	286	491

Income before income taxes	20,768	18,610	15,291

Income taxes (Notes 1 and 3)	6,148	7,690	5,275

Net income	$ 14,620	$ 10,920	$ 10,016

Net income per share (Note 1)	$ 3.18	$ 2.37	$ 2.18

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

(Amounts in thousands)
Balance, December 31, 1996		$22,999	$23,197	$27,778	$(1,588)	$(5)	$ 72,381
Comprehensive income:
Net income	$10,016			10,016			10,016

Other comprehensive
loss, net of tax benefit:
Exchange rate changes
during the year (net of
income tax benefit of $167)	(310)				(310)		(310)
Pension liability adjustment,
net (Note 4)	(144)				(144)		(144)

Other comprehensive loss	(454)

Comprehensive income	$ 9,562

Balance, December 31, 1997		22,999	23,197	37,794	(2,042)	(5)	81,943
Comprehensive income:
Net income	$10,920			10,920			10,920

Other comprehensive
loss, net of tax benefit:
Exchange rate changes
during the year (net of
income tax benefit of $213)	(396)				(396)		(396)
Pension liability adjustment,
net (Note 4)	(636)				(636)		(636)

Other comprehensive loss	(1,032)

Comprehensive income	$ 9,888

Balance, December 31, 1998		22,999	23,197	48,714	(3,074)	(5)	91,831
Comprehensive income:
Net income	$14,620			14,620			14,620

Other comprehensive
income, net of taxes:
Exchange rate changes
during the year (net of
income tax benefit of $95)	(176)				(176)		(176)
Pension liability adjustment,
net (Note 4)	474				474		474

Other comprehensive income	298

Comprehensive income	$14,918

Balance, December 31, 1999		$22,999	$23,197	$63,334	$(2,776)	$(5)	$106,749

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	1999	1998	1997

(Amounts in thousands)

Operating Activities:
Net income	$ 14,620	$ 10,920	$ 10,016
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Amortization of investments	(521)	(1,563)	(868)
Depreciation and amortization	741	727	649
Gain on disposition of assets		(11)	(15)
Provision for losses and cash discounts on accounts receivable	2,597	2,591	2,126
Deferred income taxes	(2,634)	25	8
Changes in operating assets and liabilities-net:
Receivables	(9,755)	(7,427)	914
Inventories	2,150	(3,281)	1,474
Prepaid expenses	589	58	1,614
Other assets	41	8	615
Accounts payable and accrued expenses	2,859	2,103	1,596
Accrued federal and foreign income taxes	2,108	(538)	(2,182)
Other-net	(4,189)	(4,121)	(2,853)

	8,606	(509)	13,094

Investing Activities:

Purchases of short-term investments	(24,579)	(228,416)	(53,462)
Proceeds from sales of short-term investments	33,000	229,952	39,371
Purchases of property, plant and equipment	(720)	(4,445)	(563)
Proceeds from disposal of property, plant and equipment		11	22

	7,701	(2,898)	(14,632)

Net change in cash and cash equivalents	16,307	(3,407)	(1,538)
Cash and cash equivalents, beginning of year	5,720	9,127	10,665

Cash and cash equivalents, end of year	$ 22,027	$ 5,720	$ 9,127

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1. Summary of Significant Accounting Policies —

(a) Business — The Company is engaged in the distribution and sale of watches, clocks and timepieces for consumer use. The principal watch brands are Bulova, Caravelle, Accutron and Sportstime. Clocks are principally sold under the Bulova brand name. Bulova’s principal markets are the United States and Canada. Royalties are received from licensees principally in Europe and the Far East and a distributor in South America. Loews Corporation (“Loews”) owns approximately 97% of the Company’s outstanding voting stock.

(b) Principles of Consolidation — The consolidated financial statements include all subsidiaries, which are 100% owned, and all material intercompany accounts and transactions have been eliminated.

(c) Accounting Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents — The Company classifies as cash equivalents all highly liquid investments with maturities of three months or less. At December 31, 1999 and 1998, cash equivalents were comprised of investments in money-market accounts.

(e) Investments — Investments consist of commercial paper and U.S. government securities. These investments are considered available for sale and carried at fair value, which approximates cost.

(f) Accounts Receivable and Concentration of Credit Risk — Watches and clocks are sold to retail outlets throughout the United States and Canada. The Company grants its retailers seasonal credit terms. For the years ended December 31, 1999 and 1998, accounts receivable were substantially comprised of balances due from retailers.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. One U.S. based customer accounted for approximately 13%, 13% and 11% of sales for the years ended December 31, 1999, 1998 and 1997, respectively. Although the Company’s exposure to credit risk associated with non-payment by this customer is affected by conditions or occurrences within the retail industry, trade receivables from this customer were collected within terms; no other customer represented more than 10% of the Company’s sales. The carrying amount of receivables approximates fair value.

(g) Inventories — Substantially all inventory, consisting primarily of finished watches and clocks, is computed on a first-in, first-out basis and are valued at lower of cost or market.

(h) Property, Plant and Equipment — Depreciation is calculated on the straight-line method over the estimated useful lives of the various classes of assets. Leasehold improvements are, if such period is shorter, amortized over the life of the lease. Asset lives range from 2 to 12 years for machinery, equipment, and furniture and fixtures and from 15 to 40 years for buildings and improvements.

(i) Income Taxes — The Company is included in Loews consolidated federal tax return. Under the tax allocation agreement, the Company is required to provide a current tax provision calculated on a stand-alone basis. The Company provides for deferred income taxes under the liability method, whereby deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. No provision is required for undistributed earnings of subsidiaries, since substantially all of these earnings may be remitted to the Company with little or no tax becoming payable.

(j) Earnings Per Share and Shareholders’ Equity — Earnings per share has been computed on the basis of the weighted average number of shares outstanding during the periods (4,599,000 for each of the three years ended December 31, 1999).

In addition to its common stock, the Company has authorized 500,000 shares of preferred stock.

(k) Foreign Currency Adjustment — The effect of changes in exchange rates in translating foreign currency financial statements is accumulated as a separate component of other comprehensive income in the statement of shareholders’ equity.

(l) Forward Exchange Contracts — In connection with purchases of inventory, from time to time, the Company enters into forward exchange contracts in order to hedge its exposure to fluctuations in foreign currency exchange rates. These agreements generally involve the exchange of one currency for a second currency at some future date. Counterparties to these agreements are major international financial institutions. As of December 31, 1999 and 1998, there were no foreign exchange contracts outstanding.

(m) Impairment of Long-Lived Assets — The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and certain intangibles, under certain circumstances, are reported at the lower of carrying amount or fair value. Assets to be disposed of by the Company are recorded at the lower of carrying amount or fair value less cost to sell.

(n) Advertising Costs — Advertising costs for point of sale and media advertising as well as co-op advertising and promotional allowances are expensed as incurred.

(o) Warranty Costs — The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.

(p) Reclassifications — Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 1999.

Note 2. Related Parties —

In 1979, the Company entered into a credit agreement with Loews (the “Credit Agreement”) which provides for unsecured loans, from time to time, in amounts aggregating up to $50,000 with interest at 10% per annum. The Credit Agreement has been periodically extended and currently expires June 30, 2001. The Credit Agreement has not been utilized since the balance due to Loews was paid in January 1995.

Loews has provided administrative services for which the Company paid $2,659, $2,075 and $2,064 for the years ended December 31, 1999, 1998 and 1997, respectively. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

Note 3. Income Taxes —

The Company and Loews have a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns, which include the Company and its subsidiaries. Under the agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews’s consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in the return, or (ii) pay to Loews an amount, if any, equal to federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. Under this agreement, the Company was required to pay Loews approximately $6,278, $4,585 and $2,580 for the years ended December 31, 1999, 1998, and 1997, respectively. This agreement may be canceled by the Company or Loews upon thirty days written notice.

Income before income taxes and income tax expense (benefit) consisted of the following:

Year Ended December 31	1999	1998	1997

Income before income taxes:
Domestic	$ 19,082	$ 17,140	$ 14,179
Foreign	1,686	1,470	1,112

Total	$ 20,768	$ 18,610	$ 15,291

Income tax expense (benefit):
Federal:
Current	$ 6,278	$ 4,585	$ 2,580
Deferred	2,926	723	1,857
State and local:
Current	1,898	1,847	2,849
Deferred	(5,670)	(126)	(1,606)
Foreign:
Current	956	840	(402)
Deferred	(240)	(179)	(3)

Income tax expense	$ 6,148	$ 7,690	$ 5,275

Deferred tax assets are as follows:

December 31	1999	1998

Employee benefits	$ 19,100	$21,369
Inventory	5,512	5,781
Accrued expenses	1,974	2,933
Accounts receivable	1,684	1,569

	28,270	31,652
Valuation allowance		(6,016)

Deferred tax assets-net	$ 28,270	$25,636

The valuation allowance related to state and local temporary differences.

Income taxes differ from that computed at the U.S. statutory rate for the following reasons:

Year Ended December 31	1999	1998	1997

Income taxes computed at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	7.0	6.0	5.3
Foreign taxes	.6	.8	(5.2)
Valuation allowance and settlement of prior years tax	(13.0)
Other		(.5)	(.6)

Effective income tax rate	29.6%	41.3%	34.5%

Federal, foreign, state and local income tax payments amounted to approximately $4,225, $8,484 and $7,229 for the years ended December 31, 1999, 1998 and 1997, respectively.

Federal income tax returns have been examined and settled through 1994. The years 1995 through 1997 are currently under examination. The Company’s Canadian tax returns have been examined and settled through 1996. There was a tax benefit of $794, for the year ended December 31, 1997, which was related to a 1992 settlement.

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

Note 4. Benefit Plans —

Pension Plans — The Company maintains non-contributory pension plans for all of its employees in the United States. Separate retirement plans are maintained by the Company’s Canadian subsidiary, which are not material. The Company’s funding policy is to make contributions in accordance with applicable governmental requirements. The assets of the plans are invested primarily in interest-bearing obligations. Benefits are determined based on compensation during each year of credited service.

At December 31, 1999, 1998 and 1997, the Company’s minimum pension liability exceeded its unrecognized prior service cost and net transition obligation by $1,226, $1,982 and $1,195, respectively. This excess is recorded as a reduction to shareholders’ equity of $643, $1,117 and $481, net of tax benefits of $346, $602 and $421 and intangible assets of $236, $264 and $293 for the years ended December 31, 1999, 1998 and 1997, respectively.

Other Postretirement Benefit Plans — The Company maintains postretirement health care plans covering eligible employees and retirees. Union participants generally become eligible upon retirement at age 55 and 10 years of service or upon completion of 20 years of service. Another plan covers salaried employees who are eligible upon retirement at age 55 and 20 years of service or upon retirement at age 60 and 10 years of service. The benefits provided by the Company are basically health, and for certain retirees, life insurance type benefits.

Components of net periodic benefit costs are as follows:

	Pension Benefits			Other Postretirement Benefits

Year Ended December 31	1999	1998	1997	1999	1998	1997

Service cost-benefits earned	$ 808	$ 730	$ 655	$ 99	$ 108	$ 103
Interest cost	2,024	1,919	1,849	625	1,081	1,510
Expected return on plan assets	(1,577)	(1,563)	(1,623)
Amortization of unrecognized
net asset	(478)	(478)	(478)
Amortization of unrecognized
net loss (gain)	231	180	99	(1,551)	(1,352)	(1,168)
Amortization of unrecognized
prior service cost	29	29	29	(1,230)	(804)	(641)

Net periodic benefit costs	$ 1,037	$ 817	$ 531	$(2,057)	$ (967)	$ (196)

Changes in benefit obligations are as follows:

			Other
	Pension Benefits		Postretirement Benefits

	1999	1998	1999	1998

Benefit obligation at January 1	$ 30,132	$ 27,932	$ 9,621	$ 16,315
Service cost	808	730	99	108
Interest cost	2,024	1,919	625	1,081
Plan participants’ contributions			265	211
Amendments				(4,628)
Actuarial (gain) loss	(3,480)	1,030	2,972	(2,494)
Benefits paid	(1,673)	(1,479)	(1,288)	(972)

Benefit obligation at December 31	27,811	30,132	12,294	9,621

Change in plan assets:

Fair value of plan assets at January 1	23,966	22,990
Actual return on plan assets	(517)	2,020
Company contributions	864	435	1,023	761
Plan participants’ contributions			265	211
Benefits paid	(1,673)	(1,479)	(1,288)	(972)

Fair value of plan assets at December 31	22,640	23,966

Benefit obligation over plan assets	5,171	6,166	12,294	9,621
Unrecognized net actuarial (loss) gain	(3,436)	(5,054)	15,974	20,497
Unrecognized prior service (cost) gain	(236)	(264)	9,119	10,349
Unrecognized net asset	478	956

Net benefit obligation	$ 1,977	$ 1,804	$ 37,387	$ 40,467

Amounts recognized in the balance sheet consist of:
	Pension Benefits		Other Postretirement Benefits

	1999	1998	1999	1998

Accrued benefit liability	$ 3,202	$ 3,787	$37,387	$40,467
Intangible asset	(236)	(264)
Accumulated other comprehensive loss	(989)	(1,719)

Net benefit obligation	$ 1,977	$ 1,804	$37,387	$40,467

Weighted-average assumptions are as follows:

				Other
	Pension Benefits			Postretirement Benefits

Year Ended December 31	1999	1998	1997	1999	1998	1997

Discount rate	8.00%	6.75%	7.00%	8.00%	6.75%	7.00%
Expected return on plan assets	6.75%	7.00%	7.50%
Rate of compensation increase	5.50%	5.50%	5.50%

For measurement purposes, a trend rate of 9.0% pre-65 and 8.25% post-65, for covered costs was used. These trend rates are expected to decrease gradually to 6.0% and 4.75% at rates from .5% to .25% per annum. An increase (or decrease) of one percentage point in assumed health care cost trend rates would increase (or decrease) the postretirement benefit obligation by approximately $1,183 (or $1,028) and the total of service and interest cost components of net periodic postretirement benefit cost by approximately $84 (or $74).

Note 5. Quarterly Financial Data (Unaudited) —

1999 Quarters Ended	Dec. 31	Sept. 30	June 30	March 31

Net sales	$38,123	$37,609	$29,404	$28,877
Cost of sales	17,853	18,024	14,872	15,181
Net income	6,520	3,460	2,317	2,323
Net income per share	1.42	.75	.50	.51

1998 Quarters Ended	Dec. 31	Sept. 30	June 30	March 31

Net sales	$37,496	$33,920	$26,815	$30,926
Cost of sales	17,016	16,853	14,528	17,448
Net income	3,403	3,241	1,919	2,357
Net income per share	.74	.70	.42	.51

The Company’s net sales are traditionally greater in the third and fourth quarters in anticipation of the winter holiday season.

Note 6. Geographic Information —

The Company operates predominantly in a single industry segment, that being the distribution and sale of watches and clocks under the brand names of Bulova, Caravelle and Accutron. Substantially all of the Company ’s sales are in the United States and Canada. The Company evaluates performance based on operating earnings of the respective geographic area and the geographic distributions of the Company’s identifiable assets and operating results are summarized in the following tables:

Year Ended December 31, 1999	United States	Canada	Total

Sales	$ 122,360	$ 13,991	$ 136,351
Intercompany sales	(2,338)		(2,338)

Total net sales	$ 120,022	$ 13,991	$ 134,013

Operating income	$ 14,527	$ 1,617	$ 16,144
Royalties	3,574		3,574
Interest - net	1,516	68	1,584
Other	(535)	1	(534)

Income before tax	$ 19,082	$ 1,686	$ 20,768

Identifiable assets	$ 166,303	$ 12,490	$ 178,793

Year Ended December 31, 1998

Sales	$ 118,357	$ 13,052	$131,409
Intercompany sales	(2,252)		(2,252)

Total net sales	$ 116,105	$ 13,052	$129,157

Operating income	$ 11,466	$ 1,381	$ 12,847
Royalties	3,581		3,581
Interest - net	1,860	36	1,896
Other	233	53	286

Income before tax	$ 17,140	$ 1,470	$ 18,610

Identifiable assets	$ 153,311	$ 11,141	$164,452

Year Ended December 31, 1997

Sales	$ 112,519	$ 13,013	$125,532
Intercompany sales	(2,089)		(2,089)

Total net sales	$ 110,430	$ 13,013	$123,443

Operating income	$ 8,588	$ 1,286	$ 9,874
Royalties	3,606		3,606
Interest - net	1,482	(162)	1,320
Other	503	(12)	491

Income before tax	$ 14,179	$ 1,112	$ 15,291

Identifiable assets	$ 144,115	$ 11,435	$155,550

Note 7. Leases —

The Company leases certain of its warehouse and office facilities. The future minimum lease payments under operating leases for the three years ending December 31, 2002 are $70, $72 and $12, respectively.

Note 8. Contingencies and Litigation —

(a) Environmental Matters — Prior to 1996, the Company had received notice of environmental contaminates at various manufacturing facilities. The Company has provided for the expected costs of remediation in those earlier years. The Company has cooperated with the current owners of those properties and the appropriate regulatory agencies. It believes that it has substantially addressed these contingencies. At December 31, 1999, the remaining environmental liability recognized in the Company’s financial statements of $132 represents the minimum of the Company’s estimated range in equally likely outcomes, the upper limit of the range is approximately $500.

(b) Arbitral Award — In 1991, the Company and a third party commenced an arbitration proceeding before the Netherlands Arbitration Institute contesting the attempt of Benetton International N.V. ( “Benetton”) to prematurely terminate the license agreement for “Benetton by Bulova” timepieces and seeking damages in relation thereto. (The license agreement subsequently terminated in 1994). The arbitral panel determined that Benetton was not entitled to terminate the License Agreement prior to the expiration of its term and awarded damages to the Company in relation thereto.

Benetton has commenced proceedings in the Dutch courts seeking to overturn the arbitral award on a number of grounds and, pending the outcome of those proceedings, to suspend enforcement of the damage award. The Dutch courts have refused to suspend enforcement of the damage award and on February 12, 1996, the Company received approximately $3,857 which represented damages, costs and interest. The funds received are subject to return, with interest, if the Dutch courts ultimately uphold Benetton’s petition to overturn the arbitral award. As a result, the Company has deferred recognition of the award and recorded a deferred credit with accrued interest. On September 16, 1999 the Court of Appeal of the Hague, Netherlands, rejected the claims by Benetton to overturn the arbitral award. Benetton has since appealed this decision to the Netherlands Supreme Court. A decision by the Supreme Court is not expected for many months. The Company believes that this is the last appeal available to Benetton. Benetton has commenced a second arbitration proceeding, asserting claims against the Company and the Company has asserted counter claims against Benetton in relation to the license agreement.

* * * *

It is not possible to predict the outcome of pending litigation; however, on the basis of the facts presently known to it, management does not believe the actions pending will have a material adverse effect on the financial condition or results of operations of the Company. Should additional facts arise in the future indicating a probable adverse determination of any such actions, such ultimate determination might have a material adverse effect upon the Company’s results of operations or financial condition.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) Directors.

Name	Age	Principal Occupations During Past Five Years and Other Directorships	Director of the Company Since

Andrew H. Tisch	50	Chairman of the Board of the Company. Mr. Tisch is also the Chairman of the Executive Committee and a member of the Office of the President of Loews since January 1999. Prior thereto he had been Chairman of the Management Committee of Loews. Mr. Tisch is also a director of Loews, Zale Corporation, Canary Wharf PLC and Integrated Graphics, Inc.	1979
Herbert C. Hofmann	57	President and Chief Executive Officer of the Company Mr. Hofmann is also a director of Diamond Offshore Drilling, Inc. (52% owned subsidiary of Loews) and also serves as Senior Vice President of Loews.	1979
Harry B. Henshel	81	Vice Chairman of the Board of the Company.	1958
Laurence A. Tisch	77	Co-Chairman of the Board of Loews. Prior to January 1999, Mr. Tisch had also been Co-Chief Executive Officer of Loews. Mr. Tisch is also Chief Executive Officer and a director of CNA Financial Corporation (“CNA”) (86% owned subsidiary of Loews). Mr. Tisch also serves as a director of Automatic Data Processing, Inc.	1979
Preston R. Tisch	73	Co-Chairman of the Board of Loews. Prior to January 1999, Mr. Tisch had also been Co-Chief Executive Officer of Loews. Mr. Tisch served as Postmaster General of the United States from August 15, 1986 to February 26, 1988. Prior thereto he had served as President and Chief Operating Officer of Loews since 1969 and as a director of Loews since 1960. He was re-elected a director of Loews in March 1988. Mr. Tisch is also a director of CNA, Hasbro, Inc. and Rite Aid Corporation.	1988

     Messrs. Laurence A. Tisch and Preston R. Tisch are brothers and Mr. Andrew H. Tisch is the son of Mr. Laurence A. Tisch. There are no other family relationships among any of the Company’s directors.

     Each director serves until the annual meeting of shareholders next succeeding his election and until his successor shall have been duly elected and qualified.

(b) Executive Officers.

Name	Position and Offices Held	Age	First Became an Officer

Herbert C. Hofmann	President and Chief Executive Officer	57	1985
Warren J. Neitzel	General Counsel and Corporate Secretary	49	1993
John T. O’Reilly	Vice President and Controller	39	1996
Paul S. Sayegh	Chief Operating Officer	56	1979

     There are no family relationships among the above. Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors. All officers of the Company, have been engaged actively and continuously in the business of the Company and its subsidiaries for more than the past five years.

Item 11. Executive Compensation.

   (a) General.

     The following table sets forth information for the years indicated regarding the compensation of the chief executive officer and each of the other three most highly compensated executive officers of the Company whose compensation exceeded $100,000 as of December 31, 1999, for services in all capacities to the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary

Herbert C. Hofmann	1999	--
President and Chief Executive Officer (a)	1998	--
	1997	--

Paul S. Sayegh	1999	$278,000
Chief Operating Officer	1998	262,000
	1997	245,000

Warren J. Neitzel	1999	153,000
General Counsel and Corporate Secretary	1998	144,000
	1997	140,000

John T. O’Reilly	1999	117,000
Vice President and Controller	1998	104,000
	1997	103,000

     (a) Mr. Hofmann is compensated by Loews. Included in the charges to the Company under a Service Agreement, as discussed in Item 13 of this Form 10-K, was $240,000 for Mr. Hofmann’s services in each of the years ended December 31, 1999 and 1998, and $200,000 in the year ended December 31, 1997.

   (b) Compensation Pursuant to Plans.

     Information with respect to certain non-cash compensation made available to the Company’s executive officers in 1999, has not been included because the incremental costs thereof to the Company was below the Securities and Exchange Commission’s required disclosure threshold.

     The Company provides a non-contributory retirement plan (the “Plan”) for all employees, except for those covered by Loews’s benefit plans, which Plan provides pensions upon retirement at one and one-half per cent of the employee’s annual compensation during each year of credited service after December 31, 1976, plus one and one-half per cent of annual compensation for the year 1976 multiplied by the number of years of credited service rendered prior to January 1, 1977. Compensation under the Plan includes all compensation as an employee included in the table above. Pension benefits are not subject to reduction for Social Security benefits or other amounts. The following table shows estimated annual benefits payable upon retirement under the Plan for various amounts of average compensation and years of credited service, based upon retirement in 2000 and a straight life annuity form of pension. Other forms of pension payments are also available under the Plan. Pension benefits may be limited by the Internal Revenue Code.

Remuneration	Estimated Annual Pension for Representative Years of Credited Service

	15	20	25	30	35
$ 50,000	$11,250	$15,000	$18,750	$ 22,500	$ 26,250
100,000	22,500	30,000	37,500	45,000	52,500
150,000	33,750	45,000	56,250	67,500	78,750
200,000	45,000	60,000	75,000	90,000	105,000
250,000	56,250	75,000	93,750	112,500	131,250

     The years of credited service and the estimated annual retirement benefit payable at normal retirement age for the following officers are as follows:

Name	Years	Estimated Annual Retirement Benefit

Herbert C. Hofmann*
Warren J. Neitzel	19	$61,976
Paul S. Sayegh*
John T. O’Reilly*

*Not covered under the Plan.

Item 12. Security ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners.

     The only person known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant’s voting securities is Loews, which owns beneficially 4,459,859 shares of the outstanding Common Stock of Registrant as of February 25, 2000 constituting approximately 97% of the total shares of Common Stock outstanding. Loews ’s principal executive offices are located at 667 Madison Avenue, New York, New York 10021-8087. For information with respect to the principal holders of the outstanding voting securities of Loews, see Item 12 (b) below.

(b) Security Ownership of Management.

     The following table sets forth certain information, as of February 29, 2000, with respect to the shares of Registrant ’s Common Stock and shares of Loews Common Stock beneficially owned by each of the directors of the Company and executive officers named above and by all directors and executive officers of the Company as a group:

Name of Individual or Number of Persons in Group	Shares of Common Stock (1)	Percent of Class	Shares of Loews Common Stock (1)		Percent of Class

Harry B. Henshel	100	*
Herbert C. Hofmann			400		*
Warren J. Neitzel
John T. O’Reilly
Paul S. Sayegh
Andrew H. Tisch			1,002,000	(2)	1.0%
Laurence A. Tisch			13,308,998	(3)(4)	13.3%
Preston R. Tisch			17,308,998	(3)	17.2%
All directors and executive officers as a
group (8 listed above)	100	*	31,620,396		31.5%

*Represents less than l% of the outstanding shares of stock.

     (1) Except as otherwise indicated, the persons listed as beneficial owners of shares of stock have sole voting and investment power with respect to such shares.

     (2) Includes 1,000,000 of Loews Common Stock held by a trust of which Mr. A. H. Tisch is the managing trustee and beneficiary. In addition, 20,000 shares of Common Stock are held by charitable foundation as to which Mr. A H. Tisch has shared voting and investment power.

     (3) Includes 3,000,000 shares of Loews Common Stock held by each of Messrs. L.A. Tisch and P.R. Tisch as trustees of trusts, as to which they each have sole voting and investment power, for the benefit of their respective wives.

     (4) Includes 2,000,000 shares of Loews Common Stock held of record by the wife of Mr. L.A. Tisch.

Item 13. Certain Relationships and Related Transactions.

     The Company and Loews have entered into a credit agreement (the “Credit Agreement”) providing, under terms and conditions set forth therein, for unsecured loans by Loews, from time to time, in amounts aggregating up to $50,000,000 bearing interest at the rate of 10% per annum currently expiring on June 30, 2001. There has not been any borrowings under the Credit Agreement since January 17, 1995.

     The Company and Loews have entered into a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns which include the Company and its subsidiaries. Under this agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews’s consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in Loews’s consolidated federal income tax return or (ii) pay to Loews an amount, if any, equal to the federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. This agreement may be canceled by the Company or Loews upon thirty days written notice. Pursuant to this agreement, the Company made estimated payments to Loews for the year ended December 31, 1999 amounting to $6,146,000.

     The Company and Loews have entered into a services agreement pursuant to which Loews provides to the Company various administrative services, including among other things, data processing, purchasing, accounts payable, printing, tax return preparation, insurance and cash management services. In addition, the Company provides Loews with warehousing services. Pursuant to this agreement, each party reimburses the other in an amount not to exceed the allocated cost of the services provided. The Company paid Loews $2,659,000 for services provided during 1999. In addition, the Company has reimbursed to Loews approximately $518,000 in salaries and related employee benefits for 1999 for employees of Loews on loan to the Company.

     The Company participates in blanket insurance policies, primarily relating to property and casualty and general liability insurance, which cover properties and facilities of Loews and certain of its subsidiaries, including the Company. The Company reimbursed to Loews approximately $242,000 for premiums paid with respect to 1999.

     Certain of the Company’s employee health and life insurance benefits are provided by an insurance subsidiary of CNA. Premiums and fees for such insurance amounted to approximately $198,000 for 1999.

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

     2. Financial statement schedules:

Page Number

Independent Auditors’ Report	8
Bulova Corporation and Subsidiaries:
Schedule II-Valuation and Qualifying Accounts	29

3. Exhibits:

	Description	Exhibit Number

(3)	Articles of Incorporation and By-Laws

	Restated Certificate of Incorporation, dated May 25, 1964, and filed on August 4, 1964 as Exhibit 3(a) to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (Reg. No. 2-22576), incorporated herein by reference. Copies of amendments thereto, dated July 26, 1966, April 22, 1969 and July 2, 1969, incorporated herein by reference to Exhibit 3(a) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1980. Copy of Certificate of Change thereto, dated November 25, 1985, incorporated herein by reference to Exhibit 3(a) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1985. Copy of Certificate of Change thereto, dated July 14, 1987, incorporated herein by reference to Exhibit 3(a) of Registrant ’s Annual Report on Form 10-K for the year ended December 31, 1987. Copy of Certificate of Amendment thereto, dated June 16, 1988, incorporated herein by reference to Exhibit 3(a) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1988	3(a)

	By-laws currently in effect and incorporated herein by reference to Exhibit 3(b) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1984	3(b)

	Description	Exhibit Number

(10)	Material Contracts

	Credit Agreement between Loews Corporation and Registrant dated as of September 19, 1979, the form of which was filed as part of Exhibit (2) of Item 9(a) of Registrant’s Report on Form 10-Q for the quarter ended September 30, 1979, and incorporated herein by reference	10(a)

	Federal Income Tax Allocation Agreement between Loews Corporation and Registrant dated as of March 12, 1980 and effective April 1, 1979, incorporated herein by reference to Exhibit 10(b) of Registrant ’s Annual Report on Form 10-K for the year ended December 31, 1987	10(b)

	Corporate Services Agreement between Loews Corporation and Registrant dated as of January 1, 1987, incorporated herein by reference to Exhibit 10(c) of Registrant’s Annual Report on Form 10-K for the year ended December 31, 1987	10(c)

(21)	Subsidiaries of the Registrant

	List of subsidiaries of Registrant	21*

(27)	Financial Data Schedule	27*

*Filed herewith

(b) Reports on Form 8-K:

     There were no reports on Form 8-K for the three months ended December 31, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION

Dated: March 27, 2000	By	/s/ Paul S. Sayegh (Paul S. Sayegh, Chief Operating Officer and Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 27, 2000	By	/s/ Paul S. Sayegh (Herbert C. Hofmann, President, Chief Executive Officer and Director)

Dated: March 27, 2000	By	/s/ Paul S. Sayegh (Paul S. Sayegh, Chief Operating Officer and Principal Financial Officer)

Dated: March 27, 2000	By	/s/ John T. O’Reilly (John T. O’Reilly, Vice President and Controller)

By
(Harry B. Henshel, Director)

Dated: March 27, 2000	By	/s/ Andrew H. Tisch (Andrew H. Tisch, Director)

Dated: March 27, 2000	By	/s/ Laurence A. Tisch (Laurence A. Tisch, Director)

Dated: March 27, 2000	By	/s/ Preston R. Tisch (Preston R. Tisch, Director)

Schedule II

BULOVA CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D		Column E
Description	Balance at beginning of Period	Additions charged to costs and expenses	Deductions		Balance at end of Period

	Year Ended December 31, 1999 (In thousands of dollars)

Allowance for doubtful accounts	$3,222	$1,336	$1,018	(a)	$3,540
Allowance for cash discounts	617	1,261	1,247		631

	$3,839	$2,597	$2,265		$4,171

	Year Ended December 31, 1998

Allowance for doubtful accounts	$3,224	$1,361	$ 1,363	(a)	$3,222
Allowance for cash discounts	469	1,230	1,082		617

	$3,693	$2,591	$2,445		$3,839

Allowance for loss on investment in
unconsolidated subsidiary	$ 529		$ 529

	Year Ended December 31, 1997

Allowance for doubtful accounts	$3,514	$1,116	$1,406	(a)	$3,224
Allowance for cash discounts	548	1,010	1,089		469

	$4,062	$2,126	$ 2,495		$3,693

Allowance for loss on investment in unconsolidated subsidiary	$ 529				$ 529

_________________

(a) Includes doubtful accounts written off net of recoveries.