Form 10-Q
period 2000-03-31
BULOVA CORP
filed 2000-05-11
CIK 15310

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation organization)	11-1719409 (I.R.S. employer identification no.)

ONE BULOVA AVENUE, WOODSIDE, NY 11377-7874
Address of principal executive offices (Zip code)

(718) 204-3300
(Registrant’s telephone number, including area)

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

Yes    X            No

Class Common stock, $5 par value	Outstanding at May 8, 2000 4,599,857 shares

BULOVA CORPORATION

INDEX TO QUARTERLY REPORT ON
FORM 10-Q FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the quarterly period ended March 31, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)

	March 31,	December 31,
Assets	2000	1999

Current Assets:
Cash and cash equivalents	$ 36,056	$ 22,027
Investments	12,064	12,064
Accounts and notes receivable-net	48,431	63,371
Inventories, principally watches and clocks	34,466	36,787
Prepaid expenses	677	913
Deferred income taxes	11,596	11,289

Total current assets	143,290	146,451

Property, plant and equipment-net	15,350	15,186

Other assets:
Deferred income taxes	16,761	16,981
Other	178	175

Total other assets	16,939	17,156

Total assets	$175,579	$178,793

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$ 2,046	$ 3,887
Accrued expenses	21,732	24,080
Accrued federal and foreign income taxes	14	1,051

Total current liabilities	23,792	29,018

Other liabilities and credits:
Postretirement benefits payable	35,808	36,364
Pension benefits payable	1,828	2,029
Other	4,683	4,633

Total other liabilities and credits	42,319	43,026

Shareholders’ equity	109,468	106,749

Total liabilities and shareholders’ equity	$175,579	$178,793

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended March 31,

	2000	1999

Net sales	$35,277	$ 28,877
Cost of sales	17,944	15,181

Gross profit	17,333	13,696
Selling, general and administrative expenses	13,562	10,746

Operating income	3,771	2,950
Royalties	584	939
Interest income	468	405
Other	37	(55)

Income before income tax expense	4,860	4,239
Income tax expense	2,105	1,916

Net income	$ 2,755	$ 2,323

Net income per share	$ .60	$ .51

Weighted average number of shares outstanding (in thousands)	4,599	4,599

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended March 31,

	2000	1999

Operating Activities:
Net income	$ 2,755	$ 2,323
Adjustments to reconcile net income to net cash provided by
operating activities	951	984
Changes in assets and liabilities-net:
Receivables	14,111	15,883
Inventories	2,321	(468)
Prepaid expenses	236	(354)
Other assets	(3)	(16)
Accounts payable and accrued expenses	(4,189)	(3,850)
Accrued federal and foreign income taxes	(1,037)	1,573
Other liabilities and credits	(743)	(1,362)

	14,402	14,713

Investing Activities:
Purchases of U.S. government securities		(19,635)
Proceeds from sales of U.S. government securities		10,000
Purchases of property, plant and equipment	(378)	(495)
Proceeds from disposal of property, plant and equipment	5

	(373)	(10,130)

Net change in cash and cash equivalents	14,029	4,583
Cash and cash equivalents, beginning of period	22,027	5,720

Cash and cash equivalents, end of period	$ 36,056	$ 10,303

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 27, 2000.

There have been no changes in significant accounting policies since December 31, 1999. In addition, certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 2000.

2.

Arbitral Award - On April 26, 2000 the Company and Benetton International N.V. (“Benetton’’) settled all claims relating to the arbitration proceedings and license agreement referred to in Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and, accordingly, the litigation with Benetton has been concluded. As a result of this settlement and cash payments by Benetton to the Company in connection therewith, the Company will recognize income of approximately $3,100, or $0.67 per share, in the three month period ended June 30, 2000.

3.

Under the tax allocation agreement between the Company and its parent, Loews Corporation (“Loews’’), the Company has paid Loews approximately $1,137 and $1,312 for the three months ended March 31, 2000 and 1999, respectively.

See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1999.

4.

Loews provides administrative and managerial services for which the Company was charged $750 and $665 for the three months ended March 31, 2000 and 1999, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

5.

For the three months ended March 31, 2000 and 1999, comprehensive income totaled $2,719 and $1,747, respectively. Comprehensive income includes all changes to shareholders’ equity, except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains or losses, unrealized appreciation (depreciation) on marketable securities and pension liability adjustments.

6.	Shareholders’ equity:

	March 31, 2000	December 31, 1999

Common stock	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	66,089	63,334
Accumulated other comprehensive loss	(2,812)	(2,776)

Total	109,473	106,754
Less treasury stock, at cost	5	5

Total shareholders’ equity	$ 109,468	$ 106,749

7.	Geographic Information:

The Company operates in a single industry segment, the distribution and sale of watches and clocks under the brand names of Bulova, Caravelle and Accutron. Substantially all of the Company’s sales are in the United States and Canada. The Company evaluates performance based on operating earnings of the respective geographic area and the geographic distribution of the Company’s operating results are summarized in the following tables:

Three Months Ended March 31, 2000	United States	Canada	Total

Sales	$ 32,523	$ 3,372	$ 35,895
Intercompany sales	(618)		(618)

Total net sales	$ 31,905	$ 3,372	$ 35,277

Operating income	$ 3,380	$ 391	$ 3,771
Royalties	584		584
Interest-net	449	19	468
Other	32	5	37

Income before tax	$ 4,445	$ 415	$ 4,860

Three Months Ended March 31, 1999

Sales	$ 26,172	$ 3,022	$ 29,194
Intercompany sales	(317)		(317)

Total net sales	$ 25,855	$ 3,022	$ 28,877

Operating income	$ 2,433	$ 517	$ 2,950
Royalties	939		939
Interest-net	388	17	405
Other	(60)	5	(55)

Income before tax	$ 3,700	$ 539	$ 4,239

8.	In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the three months ended March 31, 2000 and 1999, respectively.

Results of operations for the first quarter of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

The Company generated net cash flow from operations of $14,402,000 and $14,713,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease in net cash flow compared to the corresponding period of the prior year is primarily the result of an increase in the level of accounts receivable and an increase in payments related to income taxes, partially offset by a decrease in the level of inventory.

The Company’s investments consist primarily of U.S. Treasury notes. Cash and cash equivalents, and investments amounted to approximately $48,120,000 at March 31, 2000, as compared to approximately $34,091,000 at December 31, 1999. The Company expects existing cash and investment balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

Results of Operations:

Net sales and income before income taxes increased $6,400,000 and $621,000, respectively, for the three months ended March 31, 2000, as compared to the prior year. The increase in net sales is primarily attributable to the unit volume increase of the Company’s Bulova, Caravelle and Accutron watch brands of 31.7%, 12.2% and 32.5%, respectively, as compared to 1999. The unit volume growth resulted in a combined increase to net sales of $6,293,000, as compared to 1999.

The Company’s overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. Gross profit as a percentage of net sales for the three months ended March 31, 2000 was 49.1% as compared to 47.4% for the three months ended March 31, 1999. This increase reflects the Company’s efforts to achieve its price targets based on purchasing costs.

The Company’s operating expenses consist primarily of advertising, selling, general and administrative expenses. Operating expenses as a percentage of net sales for the three months ended March 31, 2000 was 38.4% as compared to 37.2% for the prior year. The increase reflects an increased level of brand support and advertising expenses.

Royalty income represents payments by licensees in Europe and the Far East. Royalty income decreased $355,000 for the first quarter of 2000, as compared to 1999, due to the expiration of an agreement with the Company’s South American distributor.

The Company’s South American distributor is based in the United States and by mutual agreement, the distribution agreement expired on December 31, 1999. The Company is seeking to renegotiate with this distributor and cannot predict the outcome of these negotiations. Any reduction in revenues from South American distribution would negatively impact results of operations.

The European and Far East license agreements expire on December 31, 2001. These licensees are based in Hong Kong and are affiliated companies. The Company has commenced discussions with the licensees and others with regard to the current and future status of the license agreements in these territories. The Company cannot predict the outcome of these discussions. Any reduction in license fees would negatively impact results of operations.

Interest income increased by $63,000 or 15.6%, for the three months ended March 31, 2000, as compared to 1999. The primary reason for the increase is an increase in the effective rate of return earned on the invested assets.

Foreign Currency

The Company imports most of its watch and clock products. During the first three months of 2000 approximately 9% of the Company’s purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars and acquired from vendors located in Europe, Hong Kong and other Asian countries. Foreign currency fluctuations have not had a material impact on the results of operations for the quarters ended March 31, 2000, and 1999. Future foreign currency fluctuations, however, could impact gross profit, income, and cash flow.

Forward-Looking Statements

When included in this Report, the words “believes,” “expects,” “intends,” “anticipates,” “estimates” and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, changes in financial markets, significant changes in consumer spending patterns, competition in the Company’s product areas, changes in foreign currency valuations in relation to the U.S. dollar, the results of negotiations with foreign distributors and licensees, changes in foreign, political, social and economic conditions, and various other matters, many of which are beyond the Company’s control. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits -

(27) Financial Data Schedule for the three months ended March 31, 2000.

(b)	Current reports on Form 8-K – There were no reports on Form 8-K filed for the three months ended March 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
(Registrant)

Dated: May 11, 2000	By:	/s/ Paul S. Sayegh
PAUL S. SAYEGH
Chief Operating Officer
(Duly authorized officer
and principal financial officer)