Form 10-Q
period 2000-06-30
BULOVA CORP
filed 2000-08-08
CIK 15310

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-1719409 (I.R.S. employer identification no.)

ONE BULOVA AVENUE, WOODSIDE, NY 11377-7874
Address of principal executive offices (Zip code)

(718) 204-3300
(Registrant’s telephone number, including area code)

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

Yes    X                                                          No

Class Common stock, $5 par value	Outstanding at August 4, 2000 4,599,857 shares

BULOVA CORPORATION

INDEX TO QUARTERLY REPORT ON
FORM 10-Q FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the quarterly period ended June 30, 2000

Item	Page
No. Part I. Financial Information	No.

1. Financial Statements

Consolidated Condensed Balance Sheets
June 30, 2000 and December 31, 1999	3

Consolidated Condensed Statements of Income
Three and six months ended June 30, 2000 and 1999	4

Consolidated Condensed Statements of Cash Flows
Six months ended June 30, 2000 and 1999	5

Notes to Consolidated Condensed Financial Statements	6

2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	9

Part II. Other Information

6. Exhibits and Reports on Form 8-K	11

Exhibit 27-Financial Data Schedule for the six months ended June 30,
2000	12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BULOVA CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS (Amounts in thousands)

Assets	June 30, 2000	December 31, 1999

Current Assets:
Cash and cash equivalents	$27,299	$22,027
Investments	11,982	12,064
Accounts and notes receivable-net	49,770	63,371
Inventories, principally watches and clocks	43,119	36,787
Prepaid expenses	1,923	913
Deferred income taxes	11,651	11,289

Total current assets	145,744	146,451

Property, plant and equipment-net	15,155	15,186

Other assets:
Deferred income taxes	14,828	16,981
Other	191	175

Total other assets	15,019	17,156

Total assets	$175,918	$178,793

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$2,598	$3,887
Accrued expenses	21,981	24,080
Accrued federal and foreign income taxes	418	1,051

Total current liabilities	24,997	29,018

Other liabilities and credits:
Postretirement benefits payable	35,048	36,364
Pension benefits payable	1,627	2,029
Other		4,633

Total other liabilities and credits	36,675	43,026

Shareholders’ equity	114,246	106,749

Total liabilities and shareholders’ equity	$175,918	$178,793

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Net sales	$29,538	$29,404	$64,815	$58,281
Cost of sales	14,658	14,872	32,602	30,053

Gross profit	14,880	14,532	32,213	28,228
Selling, general and administrative expenses	13,065	12,031	26,627	22,777

Operating income	1,815	2,501	5,586	5,451
Royalties	6,234	952	6,818	1,891
Interest income, net	683	475	1,150	877
Other	11	(35)	49	(87)

Income before income tax expense	8,743	3,893	13,603	8,132
Income tax expense	3,755	1,576	5,860	3,492

Net income	$4,988	$2,317	$7,743	$4,640

Net income per share	$1.08	$.50	$1.68	$1.01

Weighted average number of shares outstanding (in thousands)	4,599	4,599	4,599	4,599

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Amounts in thousands)

	Six Months Ended June 30,

	2000	1999

Operating Activities:
Net income	$7,743	$4,640
Adjustments to reconcile net income to net cash provided
by operating activities	3,470	1,856
Changes in assets and liabilities-net:
Receivables	12,383	11,416
Inventories	(6,332)	(3,124)
Other assets	(16)	5
Accounts payable and accrued expenses	(3,388)	(3,942)
Accrued federal and foreign income taxes	(633)	68
Other liabilities and credits	(7,607)	(1,652)

	5,620	9,267

Investing Activities:
Purchases of short-term investments	(6,954)	(19,635)
Proceeds from sales of short-term investments	7,000	13,000
Purchases of property, plant and equipment	(399)	(663)
Proceeds from disposal of property, plant and equipment	5

	(348)	(7,298)

Net change in cash and cash equivalents	5,272	1,969
Cash and cash equivalents, beginning of period	22,027	5,720

Cash and cash equivalents, end of period	$27,299	$7,689

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

2.

Arbitral Award - On April 26, 2000 the Company and Benetton International N.V. (“Benetton”) settled all claims relating to the arbitration proceedings and license agreement referred to in Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and, accordingly, the litigation with Benetton has been concluded. As a result of this settlement and cash payments by Ben

3.

Under the tax allocation agreement between the Company and its parent, Loews Corporation (“Loews”), the Company has paid Loews approximately $1,755, $1,080, $2,892 and $2,392 for the three and six months ended June 30, 2000 and 1999, respectively.

See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1999.

4.

Loews provides administrative and managerial services for which the Company was charged $750, $664, $1,500, and $1,329 for the three and six months ended June 30, 2000 and 1999, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

5.

For the three and six months ended June 30, 2000 and 1999, comprehensive income totaled $4,778, $2,512, $7,497 and $4,259, respectively. Comprehensive income includes all changes to shareholders’ equity, except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains or losses, unrealized appreciation (depreciation) on marketable securities and pension liability adjustments.

6.	Shareholders’ equity:

	June 30, 2000	December 31, 1999

Common stock	$22,999	$22,999
Additional paid-in capital	23,197	23,197
Retained earnings	71,077	63,334
Accumulated other comprehensive loss	(3,022)	(2,776)

Total	114,251	106,754
Less treasury stock, at cost	5	5

Total shareholders’ equity	$114,246	$106,749

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

Three Months Ended June 30, 2000	United States	Canada	Total

Sales	$26,867	$3,086	$29,953
Intercompany sales	(415)		(415)

Total net sales	$26,452	$3,086	$29,538

Operating income	$1,400	$415	$1,815
Royalties	6,234		6,234
Interest-net	649	34	683
Other	12	(1)	11

Income before tax	$8,295	$448	$8,743

Three Months Ended June 30, 1999

Sales	$27,107	$2,982	$30,089
Intercompany sales	(685)		(685)

Total net sales	$26,422	$2,982	$29,404

Operating income	$2,236	$265	$2,501
Royalties	952		952
Interest-net	459	16	475
Other	(35)		(35)

Income before tax	$3,612	$281	$3,893

Six Months Ended June 30, 2000

Sales	$59,390	$6,458	$65,848
Intercompany sales	(1,033)		(1,033)

Total net sales	$58,357	$6,458	$64,815

Operating income	$4,780	$806	$5,586
Royalties	6,818		6,818
Interest-net	1,097	53	1,150
Other	45	4	49

Income before tax	$12,740	$863	$13,603

Six Months Ended June 30, 1999

Sales	$53,279	$6,004	$59,283
Intercompany sales	(1,002)		(1,002)

Total net sales	$52,277	$6,004	$58,281

Operating income	$4,669	$782	$5,451
Royalties	1,891		1,891
Interest-net	844	33	877
Other	(92)	5	(87)

Income before tax	$7,312	$820	$8,132

8.

In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 and 1999 and changes in cash flows for the six months ended June 30, 2000 and 1999, respectively.

Results of operations for the second quarter and first six months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

The Company generated net cash flow from operations of $5,620,000 and $9,267,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease in net cash flow compared to the corresponding period of the prior year is primarily the result of an increase in inventory purchases necessary to meet the Company’s sales forecast, and an increase in payments related to income taxes, partially offset by a higher collection of accou

The Company’s investments consist primarily of U.S. Treasury notes. Cash and cash equivalents, and investments amounted to approximately $39,281,000 at June 30, 2000, as compared to approximately $34,091,000 at December 31, 1999. The Company expects existing cash and investment balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

Results of Operations:

Net sales increased $134,000 and $6,534,000, for the three and six months ended June 30, 2000, respectively, as compared to the prior year. Income before taxes increased $4,850,000 and $5,471,000 for the three and six months ended June 30, 2000, respectively, as compared to the prior year. The increase in net sales for the six months ended June 30, 2000, as compared to the same period in the prior year, is primarily attributable to the unit

The Company’s overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. Gross profit as a percentage of net sales increased to 50.4% and 49.7% for the three and six months ended June 30, 2000, respectively, as compared to 49.4% and 48.4% for the prior year. This increase reflects the Company’s efforts to achieve its price targets, as well as maintai

The Company’s operating expenses consist primarily of advertising, selling, general and administrative expenses. Operating expenses as a percentage of net sales for the three and six months ended June 30, 2000, was 44.2% and 41.1%, respectively, as compared to 40.9% and 39.1% for the corresponding prior year period. The increase reflects an increased level of brand support and advertising expenses. This increase was planned and reflects fforts to maintain brand image and identity.

Royalty income represents payments by licensees in Europe and the Far East. Royalty income, excluding the Benetton settlement decreased by $213,000 and $568,000 for the three and six months ended June 30, 2000, respectively, as compared to the corresponding period of the prior year, due to the expiration of an agreement with the Company’s South American distributor.

The European and Far East license agreements expire on December 31, 2001. These licensees are based in Hong Kong and are affiliated companies. The Company has commenced discussions with the licensees and others with regard to the current and future status of the license agreements in these territories. The Company cannot predict the outcome of these discussions. Any reduction in license fees would negatively impact results of operations and

Interest income increased by $213,000 and $276,000 for the three and six months ended June 30, 2000, as compared to the corresponding period in 1999, respectively, due primarily to an increase in the effective rate of return earned on the invested assets as well as an increased level of invested assets.

Foreign Currency

The Company imports most of its watch and clock products. During the first six months of 2000 approximately 10% of the Company’s purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in US dollars and acquired from vendors located in Europe, Hong Kong and other Asian countries. Foreign currency fluctuations have not had a material impact on the results of operations for the quarter and six months ended June 30, 2000 and 1999. Future foreign currency fluctuations, however, could impact gross profit, income, and cash flow.

Forward-Looking Statements

When included in this Report, the words “believes,” “expects,” “intends,” “anticipates,” “estimates” and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general e

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits –

(27) Financial Data Schedule for the six months ended June 30, 2000.

(b)	Current reports on Form 8-K – There were no reports on Form 8-K filed for the three months ended June 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION (Registrant)

Dated: August 8, 2000	By:	/s/ Paul S. Sayegh PAUL S. SAYEGH Chief Operating Officer (Duly authorized officer and principal financial officer)