Form 10-Q
period 2000-09-30
BULOVA CORP
filed 2000-11-14
CIK 15310

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 193 4

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .

Yes	; X	No

Class	Outstanding at November 1, 2000
Common stock, $5 par value	4,599,857 shares

BULOVA CORPORATION

INDEX TO QUARTERLY REPORT ON
FORM 10-Q FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the quarterly period ended September 30, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)

	September 30,	December 31,
Assets	2000	1999

Current Assets:
Cash and cash equivalents	$ 12,681	$ 22,027
Investments	11,982	12,064
Accounts and notes receivable-net	64,411	63,371
Inventories, principally watches and clocks	51,402	36,787
Prepaid expenses	1,760	913
Deferred income taxes	11,099	11,289

Total current assets	153,335	146,451

Property, plant and equipment-net	15,384	15,186

Other assets:
Deferred income taxes	14,618	16,981 ;
Other	178	175

Total other assets	14,796	17,156

Total assets	$ 183,515	$ 178,793

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$ 5,089	$ 3,887
Accrued expenses	24,112	24,080
Accrued federal and foreign income taxes	618	1,051

Total current liabilities	29,819	29,018

Other liabilities and credits:
Postretirement benefits payable	34,390	36,364
Pension benefits payable	1,427	2,029
Other		4,633

Total other liabilities and credits	35,817	43,026

Shareholders’ equity	117,879	106,749

Total liabilities and shareholders’ equity	$ 183,515	$ 178,793

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	< B>2000	1999

Net sales	$40,779	$37,609	$105,594	$95,890
Cost of sales	19,469	18,024	52,071	48,077

Gross profit	21,310	19,585	53,523	47,813
Selling, general and administrative expenses	16,062	14,521	42,689	37,298

Operating income	5,248	5,064	10,834	10,515
Royalties	649	934	7,467	2,825
Interest income, net	545	392	1,695	1,269
Other	62	(274)	111	(361)

Income before income tax expense	6,504	6,116	20,107	14,248
Income tax expense	2,732	2,656	8,592	6,148

Net income	$ 3,772	$ 3,460	$ 11,515	$ 8,100

Net income per share	$ .82	$ .75	$ 2.50	$ 1.76

Weighted average number of shares outstanding (in thousands)	4,599	4,599	4,599	4,599

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Nine Months Ended September 30,

	2000	1999

Operating Activities:
Net income	$ 11,515	$ 8,100
Adjustments to reconcile net income to net cash provided by
operating activities	5,453	3,170
Changes in assets and liabilities-net:
Receivables	(3,261)	(2,336)
Inventories	(14,615)	360
Other assets	(850)	194
Accounts payable and accrued expenses	1,234	114
Accrued federal and foreign income taxes	(433)	2,199
Other liabilities and credits	(7,594)	(3,073)

	(8,551)	8,728

Investing Activities:
Purchases of short-term investments	(6,954)	(19,551)
Proceeds from sales of short-term investments	7,000	23,000
Purchases of property, plant and equipment	(846)	(711)
Proceeds from disposal of property, plant and equipment	5

	(795)	2,738

Net change in cash and cash equivalents	(9,346)	11,466
Cash and cash equivalents, beginning of period	22,027	5,720

Cash and cash equivalents, end of period	$ 12,681	$ 17,186

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

2.

Arbitral Award - On April 26, 2000 the Company and Benetton International N.V. (“Benetton”) settled all claims relating to the arbitration proceedings and license agreement referred to in Note 8 of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and, accordingly, the litigation with Benetton has been concluded. As a result of this settlement and cash payments by Benetton to the Company in connection therewith, the Company recognized royalty income of approximately $5,495 ($3,064 net of taxes, or $.67 per share), in the nine months ended September 30, 2000. Other liabilities and credits in the consolidated condensed balance sheets at December 31, 1999, reflected the deferred credit related to the arbitration proceedings. These deferred amounts have been recognized with the settlement of the litigation.

3.

Under the tax allocation agreement between the Company and its parent, Loews Corporation (“Loews”), the Company has paid Loews approximately $1,048, $2,053, $3,940 and $4,445 for the three and nine months ended September 30, 2000 and 1999, respectively.

See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 1999.

4.

Loews provides administrative and managerial services for which the Company was charged $750, $665, $2,250, and $1,994 for the three and nine months ended September 30, 2000 and 1999, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

5

For the three and nine months ended September 30, 2000 and 1999, comprehensive income totaled $3,633, $3,490, $11,130 and $7,749, respectively. Comprehensive income includes all changes to shareholders’ equity, except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains or losses, unrealized appreciation (depreciation) on marketable securities and pension liability adjustments.

6.	Shareholders’ equity:

	September 30,	December 31,
	2000	1999

Common stock	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	74,849	63,334
Accumulated other comprehensive loss	(3,161)	(2,776)

Total	117,884	106,754
Less treasury stock, at cost	5	5

Total shareholders’ equity	$ 117,879	$ 106,749

7.	Geographic Information:

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

	United
Three Months Ended September 30, 2000	States	Canada	Total

Sales	$ 37,584	$ 3,544	$ 41,128
Intercompany sales	(349)		(349)

Total net sales	$ 37,235	$ 3,544	$ 40,779

Operating income	$ 4,648	$ 600	$ 5,248
Royalties	649		649
Interest-net	511	34	545
Other	64	(2)	62

Income before tax	$ 5,872	$ 632	$ 6,504

Three Months Ended September 30, 1999

Sales	$ 34,796	$ 3,302	$ 38,098
Intercompany sales	(489)		(489)

Total net sales	$ 34,307	$ 3,302	$ 37,609

Operating income	$ 4,790	$ 274	$ 5,064
Royalties	934		934
Interest-net	379	13	392
Other	(273)	(1)	(274)

Income before tax	$ 5,830	$ 286	$ 6,116

Nine Months Ended September 30, 2000

Sales	$ 96,974	$ 10,002	$ 106,976
Intercompany sales	(1,382)		(1,382)

Total net sales	$ 95,592	$ 10,002	$ 105,594

Operating income	$ 9,428	$ 1,406	$ 10,834
Royalties	7,467		7,467
Interest-net	1,608	87	1,695
Other	109	2	111

Income before tax	$ 18,612	$ 1,495	$ 20,107

Nine Months Ended September 30, 1999

Sales	$ 88,075	$ 9,306	$ 97,381
Intercompany sales	(1,491)		(1,491)

Total net sales	$ 86,584	$ 9,306	$ 95,890

Operating income	$ 9,459	$ 1,056	$ 10,515
Royalties	2,825		2,825
Interest-net	1,223	46	1,269
Other	(365)	4	(361)

Income before tax	$ 13,142	$ 1,106	$ 14,248

8.

In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and changes in cash flows for the nine months ended September 30, 2000 and 1999, respectively.

Results of operations for the third quarter and first nine months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:

The Company had net cash outflows for operating activities of $8,551,000 for the nine months ended September 30, 2000 as compared to a net cash inflow of $8,728,000 for the same period in 1999. The decrease in net cash flow compared to the corresponding period of the prior year is primarily the result of an increase in inventory purchases necessary to meet the Company’s sales forecast, as well as an increase in accounts receivable in the current year period resulting from an increase in sales. Furthermore the timing difference of a tax payment compared to the corresponding period of the prior year also contributed to the net cash usage. The decrease in cash flow was partially offset by an increase in accounts payable and accrued expenses resulting from an actuarially determined increase in the Company’s quarterly pension contribution.

The Company’s investments consist primarily of U.S. Treasury notes. Cash and cash equivalents, and investments amounted to $24,663,000 at September 30, 2000, as compared to $34,091,000 at December 31, 1999. Cash flow for operating activities has been funded by existing cash and investment balances. The Company expects these balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

Results of Operations:

Net sales increased $3,170,000 and $9,704,000, for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding periods of the prior year. Income before taxes increased $388,000 and $5,859,000 for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding periods of the prior year. Income before taxes for the nine months ended September 30, 2000, includes $5,495,000 related to the settlement of the arbitration proceedings with Benetton. See Note 2 of the Notes to Consolidated Condensed Financial Statements.

The increase in net sales for the nine months ended September 30, 2000, as compared to the same period in the prior year, is primarily attributable to the unit volume increase of the Company’s Bulova and Accutron watch brands of 18.3% and 7.1%, respectively, partially offset by a decrease in clock unit volume of 4.1%. The unit volume growth for Bulova and Accutron resulted in a combined increase to net sales of $10,336,000 for the nine month period ended September 30, 2000, as compared to the corresponding period in 1999. This unit volume growth is partially offset by a decrease in watch unit prices which is primarily attributed to style/sales mix within the brands.

The increase in net sales for the quarter ended September 30, 2000, is primarily attributable to the unit volume increase of the Company’s Bulova and Accutron watch brands of 6.9%, and 9.1%, which resulted in a combined increase to net sales of $3,273,000, as compared to the corresponding period in 1999. This increase was partially offset by a decrease in watch unit prices which is primarily attributed to style/sales mix within the brands.

The Company’s overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. Gross profit as a percentage of net sales increased to 52.3% and 50.7% for the three and nine months ended September 30, 2000, respectively, as compared to 52.1% and 49.9% for the prior year. This increase reflects the Company’s efforts to achieve its price targets.

Operating expenses as a percentage of net sales for the three and nine months ended September 30, 2000, was 39.4% and 40.4%, respectively, as compared to 38.6% and 38.9% for the corresponding periods of the prior year. The increase reflects an increased level of brand support and advertising expenses. This increase was planned and reflects the Company’s efforts to maintain brand image and identity.

Royalty income represents payments by licensees in Europe and the Far East. Royalty income, excluding the Benetton settlement, decreased by $285,000 and $853,000 for the three and nine months ended September 30, 2000, respectively, as compared to the corresponding periods of the prior year, due to the expiration of an agreement with the Company’s South American distributor.

The European and Far East license agreements expire on December 31, 2001. These licensees are based in Hong Kong and are affiliated companies. The Company has commenced discussions with the licensees and others with regard to the current and future status of the license agreements within these territories. The Company cannot predict the outcome of these discussions. Any reduction in license fees would negatively impact results of operations and cash flow.

Interest income increased by $153,000 and $429,000 for the three and nine months ended September 30, 2000, as compared to the corresponding period in 1999, respectively, due primarily to an increase in the effective rate of return earned on the invested assets, partially offset by a decrease in the level of invested assets.

Foreign Currency

The Company imports most of its watch and clock products. During the first nine months of 2000 approximately 9% of the Company’s purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars and acquired from vendors located in Europe, Hong Kong and other Asian countries.

Foreign currency fluctuations have not had a material impact on the results of operations for the quarter and nine months ended September 30, 2000 and 1999. Future foreign currency fluctuations, however, could impact gross profit, income, and cash flow.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits -

                   (27) Financial Data Schedule for the nine months ended September 30, 2000.

            (b) Current reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
(Registrant)

Dated: November 13, 2000	By:	/s/ Paul S. Sayegh
PAUL S. SAYEGH
Chief Operating Officer
(Duly authorized officer
and principal financial officer)