Form 10-K
period 2000-12-31
BULOVA CORP
filed 2001-03-28
CIK 15310

==================================================================================

            SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C. 20549

                                           FORM 10-K
[x]                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

                                                                                              OR

[ ]                                       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                                                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________       to __________

Commission file number 1-457

                    BULOVA CORPORATION
                                                  (Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization	identification no.)

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

                                                          Common Stock, par value $5.00 per share
                                                                                 (Title of Class)

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No
	_________		_________

   As at February 28, 2001, 4,599,857 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $2,188,000.

==================================================================================

                                                                   BULOVA CORPORATION
                                                              INDEX TO ANNUAL REPORT ON
                                                                 FORM 10-K FILED WITH THE
                                                 SECURITIES AND EXCHANGE COMMISSION

                                                        For the Year Ended December 31, 2000

Item No.	PART I	Page No.
___		___

1	BUSINESS	3

2	PROPERTIES	3

3	LEGAL PROCEEDINGS	3

4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	4

	PART II

5	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	4

6	SELECTED FINANCIAL DATA	4

7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7

8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	9

9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	23

	PART III

10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	23

11	EXECUTIVE COMPENSATION	24

12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	25

13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	26

	PART IV

14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	26

                                                                                         Page  2

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

   Bulova's principal markets are the United States and Canada which accounted for 90% and 9%, respectively, of sales. In Europe and the Far East, Registrant has appointed licensees who market watches under Registrant's trademarks in return for a royalty. During 2000, Registrant terminated its South American distribution agreement and established a marketing subsidiary for Mexico and appointed foreign distributors in other countries. For additional information concerning Registrant's sales in foreign markets, see Note 6 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

   Registrant buys complete watches and clocks from foreign suppliers for substantially all of its products. Watch movements, cases and other components are also purchased from foreign suppliers. In the United States, most of Registrant's consumer products are sold through major department stores, jewelry store chains, and premium outlets through Registrant's commission sales force and outside sales representatives. In Canada and Mexico, Registrant, through marketing subsidiaries, sells directly to retailers. The customer base is comprised of large retailers, small local chains and local independent jewelry shops. In 2000, 1999 and 1998, one customer represented approximately 15%, 13% and 13%, respectively, of sales. No other customer represented more than 9% of the Company's sales.

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

                                                                                       ;EMPLOYEES

   Registrant currently employs approximately 500 persons, approximately 150 of whom are union members, and has experienced satisfactory labor relations. The Company has comprehensive benefit plans for substantially all employees.

Item 2. Properties.

   The Company owns an 80,000 square foot plant in Woodside, New York used for executive and sales offices, watch distribution, service and warehouse purposes and also owns a 91,000 square foot plant in Brooklyn, New York, for clock service and warehouse purposes. In addition, the Company leases a 25,000 square foot plant in Toronto, Canada, for watch and clock sales and service and leases approximately 5,400 square feet of office space in Mexico, Federal District.

Item 3. Legal Proceedings.

  None.

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
	2000		1999

	High	Low	High	Low

First Quarter	$21.00	$17.50	$19.00	$18.13
Second Quarter	17.50	15.00	19.50	18.50
Third Quarter	15.00	13.50	20.00	19.50
Fourth Quarter	13.75	12.75	20.00	19.50

DIVIDEND INFORMATION

   The Company paid no dividends for the years ended December 31, 2000 and 1999.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

   There were approximately 1,370 holders of record of common stock of the Company at February 28, 2001.

Item 6. Selected Financial Data.
Year Ended December 31	2000	1999	1998	1997	1996

(In thousands, except per share data)

Results of Operations:
Net sales	$149,806	$134,013	$129,157	$123,443	$115,113
Net income	15,436	14,620	10,920	10,016	7,001
Net income per share	3.36	3.18	2.37	2.18	1.52

Financial Position:
Total assets	187,785	178,793	164,452	155,550	148,454
Shareholders' equity	121,532	106,749	91,831	81,943	72,381
Dividends per share	None	None	None	None	None
Shares of common stock outstanding	4,599	4,599	4,599	4,599	4,599

                                                                                          Page  4

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

2000 Compared with 1999

Net sales and income before income taxes increased $15,793,000 and $6,212,000, or 11.8% and 29.9%, respectively, as compared to 1999.

The increase in net sales is primarily attributable to the unit volume increase of the Company's Bulova and Accutron watch brands of 23.5% and 19.6%, respectively, partially offset by the decrease in clock unit volume of 6.2%, as compared to 1999. The growth in unit volume resulted in a combined increase to net sales of $16,516,000, as compared to 1999, partially offset by a decrease of $1,512,000 in clock net sales.

Gross profit as a percentage of net sales for the year ended December 31, 2000 was 51.2%, as compared to 50.8% for the year ended December 31, 1999. This increase is a result of the growth of watch sales, favorable sales mix of watches and clocks as compared to the prior year and the Company's product pricing strategy, partially offset by the lower clock sales volume.

Royalty income represents payments by licensees in Europe and the Far East, as well as proceeds of an arbitration settlement. The increase in royalty income as compared to 1999 is attributable to the settlement of all the arbitration proceedings and litigation with Benetton, as a result of which the Company recognized approximately $5,495,000 of royalty income in April 2000. Royalty income, exclusive of the settlement, decreased approximately $1,030,000 as compared to 1999. This decrease is due to the bankruptcy of the Company's Latin American distributor.

The Company's principal Far East license agreement expires on December 31, 2001 and the Company's principal European license agreement has been extended to expire December 31, 2002. These agreements generated $2,544,000 of royalty income in 2000 and are expected to generate $2,300,000 of royalty income in 2001. The royalty for 2002 under the European license agreement has been reduced from the royalty provided for 2000 and 2001, and the reduction could be substantial. In addition, the Company has not concluded negotiations for an extension or replacement of the principal Far East license agreement subsequent to December 31, 2001 and is unable to predict the outcome of these negotiations. Economic conditions may also reduce royalty income from Europe and Far East license agreements. These reductions will negatively impact revenues, results of operations and cash flows.

Interest income increased $422,000 or 26.6%, as compared to 1999, due primarily to an increase in the effective rate of return earned on invested assets.

Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 2000 was 40.1%, as compared to 38.8% for the year ended December 31, 1999. The increase is due to increased spending on brand support and commissions.

1999 Compared with 1998

Net sales and income before income taxes increased $4,856,000 and $2,158,000, as compared to 1998, respectively.

The increase in net sales is primarily attributable to the unit volume increase of the Company's Caravelle and Accutron watch brands of 19.9% and 6.9%, respectively, as compared to 1998. This resulted in a combined increase in net sales of $5,391,000, as compared to 1998. Additionally there was an increase in net sales in the Company's clock brand of $1,414,000, as compared to 1998 primarily attributable to a unit volume increase of 1.4%. The above is partially offset by a decline in the Company's Bulova watch brand of $1,512,000, primarily attributable to a change in style sales mix resulting in a reduction in the Bulova watch brand's average selling price.

Gross profit as a percentage of net sales for the year ended December 31, 1999 was 50.8% as compared to 49.0% for the year ended December 31, 1998. This increase is attributable to the Company's efforts to maintain efficient operational and procurement practices as well as a credit of $720,000 to the cost of sales related to an actuarial revaluation of its net periodic postretirement benefit expense, as compared to a credit of $338,000 for the year ended December 31, 1998.

Royalty income was essentially unchanged from that of the prior year. Royalty income represents payments by licensees in Europe and the Far East, and a distributor in South America.

Interest income decreased by $380,000 or 19.3%, as compared to 1998, due primarily to a lower level of invested assets.

Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 1999 was 38.8% as compared to 39.1% for the year ended December 31, 1998. The primary reason for the decrease was a credit of $1,337,000 in 1999 as compared to a credit of $629,000 in 1998. This credit resulted from an actuarial revaluation of the Company's net periodic postretirement benefit expense.

Foreign Currency

 The Company imports most of its watch and clock products. In 2000, approximately 8% of the Company's purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars for product acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the years ended December 31, 2000, 1999 and 1998. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

 The Company utilized net cash for operating activities of $15,930,000 for the year ended December 31, 2000, as compared to cash generated of $8,606,000 for the same period in 1999. The decrease in cash flow is primarily the result of an increase in inventory purchases during the three months ended December 31, 2000, to meet the Company's spring 2001 sales forecast. Furthermore, an increase in prepaid expenses which resulted from a difference in the timing of the expenses also contributed to the utilization of cash. Funds for capital expenditures and working capital requirements are expected to be provided from operations. No material capital expenditures are anticipated during 2001.

The Company expects that existing cash balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

The Company's investments consist primarily of U.S. Treasury notes. Cash and cash equivalents, and investments amounted to $16,862,000 at December 31, 2000, as compared to $34,091,000 at December 31, 1999.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments consist primarily of U.S. government securities. The Company has exposure to economic losses due to interest rate risk arising from changes in the level of volatility of interest rates. The Company mitigates its exposure to interest rate risk by maintaining investments with short-term maturities. As such, the Company does not believe these financial instruments present a significant exposure to market risk.

ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. A derivative may be specifically designated as a hedge of the exposures to changes in the fair value, cash flows or foreign currencies. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS No. 133 effective January 1, 2001. Adoption of SFAS No. 133 did not have a material impact on the Company's results of operations, equity or financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC staffs views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and No. 101B, was effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this bulletin, which occurred on October 1, 2000, did not have a significant impact on the results of operations or equity of the Company.

FORWARD-LOOKING STATEMENTS

When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates" and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, changes in financial markets, significant changes in consumer spending patterns, competition in the Company's product areas, changes in foreign currency valuations in relation to the U.S. dollar, changes in foreign, political, social and economic conditions, the Company's ability to renew or find new licensees or distributors to replace those terminating in 2001, and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding Quantitative and Qualitative Disclosures about Market Risk.

                                                                                       Page  7

                                                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
of Bulova Corporation:

We have audited the accompanying consolidated balance sheets of Bulova Corporation and its subsidiaries (the "Corporation") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bulova Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
New York, New York
February 15, 2001

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

Assets

December 31	2000	1999

(Amounts in thousands of dollars)

Current assets:

Cash and cash equivalents (Note 1)	$ 16,862	$ 22,027
Investments (Note 1)		12,064
Receivables, less allowance for doubtful accounts and
cash discounts of $5,017 and $4,171 (Note 1)	70,686	63,371
Inventories (Note 1)	56,072	36,787
Prepaid expenses	2,969	913
Prepaid federal income tax (Notes 1 and 3)	630
Deferred income taxes (Notes 1 and 3)	10,712	11,289

Total current assets	157,931	146,451

Property, plant and equipment, at cost (Note 1):

Land, buildings and improvements	19,127	18,538
Machinery and equipment	3,108	2,897
Furniture, fixtures and leasehold improvements	4,501	4,254

	26,736	25,689
Less accumulated depreciation and amortization	11,111	10,503

Property, plant and equipment-net	15,625	15,186

Other assets:

Deferred income taxes (Notes 1 and 3)	14,057	16,981
Other assets	172	175

Total other assets	14,229	17,156

Total assets	$ 187,785	$ 178,793

See Notes to Consolidated Financial Statements.

                                                                                         Page  9

CONSOLIDATED BALANCE SHEETS

Liabilities and Shareholders' Equity:

December 31	2000	1999

(Amounts in thousands of dollars)

Current liabilities:
Accounts payable	$ 8,158	$ 3,887
Accrued expenses:
Salaries, wages and commissions	3,339	3,304
Pension (Note 4)	33	1,173
Postretirement benefits (Note 4)	1,031	1,023
Advertising and promotions (Note 1)	5,131	6,305
Warranty (Note 1)	1,019	1,024
Federal income taxes (Notes 1 and 3)		1,051
Other	12,462	11,251

Total current liabilities	31,173	29,018

Other liabilities and credits:
Postretirement benefits payable (Note 4)	33,716	36,364
Pension benefits payable (Note 4)	1,364	2,029
Other (Note 7)		4,633

Total other liabilities and credits	35,080	43,026

Commitments and contingent liabilities (Notes 2, 3, 4, and 7)

Shareholders' equity (Note 1):
Common stock, $5 par value:
Authorized: 7,500,000 shares
Issued: 4,600,000 shares	22,999	22,999
Additional paid-in capital	23,197	23,197
Retained earnings	78,770	63,334
Accumulated other comprehensive loss	(3,429)	(2,776)

	121,537	106,754
Less 1,000 shares of common stock held in treasury, at cost	5	5

Total shareholders' equity	121,532	106,749

Total liabilities and shareholders' equity	$ 187,785	$ 178,793

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2000	1999	1998

(Amounts in thousands, except per share data)

Net sales	$ 149,806	$ 134,013	$ 129,157
Cost of sales	73,060	65,930	65,845

Gross profit	76,746	68,083	63,312

Selling, general and administrative expenses	60,071	51,939	50,465

Operating income	16,675	16,144	12,847

Royalty income (Note 7)	8,039	3,574	3,581
Interest -- net	1,992	1,584	1,896
Other income (expense)	274	(534)	286

Income before income taxes	26,980	20,768	18,610

Income taxes (Notes 1 and 3)	11,544	6,148	7,690

Net income	$ 15,436	$ 14,620	$ 10,920

Net income per share (Note 1)	$ 3.36	$ 3.18	$ 2.37

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
			Additional		Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Treasury
	Income	Stock	Capital	Earnings	(Loss) Income	Stock	Total

(Amounts in thousands)

Balance, December 31, 1997		$ 22,999	$ 23,197	$ 37,794	$ (2,042)	$ (5)	$ 81,943
Comprehensive income:
Net income	$ 10,920			10,920			10,920

Other comprehensive
loss, net of tax benefit:
Exchange rate changes
during the year (net of
income tax benefit of $213)	(396)				(396)		(396)
Pension liability
adjustment, net (Note 4)	(636)				(636)		(636)

Other comprehensive loss	(1,032)

Comprehensive income	$ 9,888

Balance, December 31, 1998		22,999	23,197	48,714	(3,074)	(5)	91,831
Comprehensive income:
Net income	$ 14,620			14,620			14,620

Other comprehensive
income, net of taxes:
Exchange rate changes
during the year (net of
income tax benefit of
$95)	(176)				(176)		(176)
Pension liability
adjustment, net (Note 4)	474				474		474

Other comprehensive income	298

Comprehensive income	$ 14,918

Balance, December 31, 1999		22,999	23,197	63,334	(2,776)	(5)	106,749
Comprehensive income:
Net income	$ 15,436			15,436			15,436

Other comprehensive
loss, net of tax benefit:
Exchange rate changes
during the year (net of
income tax benefit of
$293)	(544)				(544)		(544)
Pension liability
adjustment, net (Note 4)	(109)				(109)		(109)

Other comprehensive loss	(653)

Comprehensive income	$ 14,783

Balance, December 31, 2000		$ 22,999	$ 23,197	$ 78,770	$ (3,429)	$ (5)	$121,532

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2000	1999	1998

(Amounts in thousands)

Operating Activities:

Net income	$ 15,436	$ 14,620	$ 10,920
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Amortization of investments	8	(521)	(1,563)
Depreciation and amortization	855	741	727
Gain on disposition of assets	(3)		(11)
Provision for losses and cash discounts on accounts
receivable	2,804	2,597	2,591
Deferred income taxes	3,501	(2,634)	25
Changes in operating assets and liabilities-net:
Receivables	(10,119)	(9,755)	(7,427)
Inventories	(19,285)	2,150	(3,281)
Prepaid expenses	(2,056)	589	58
Other assets	3	41	8
Accounts payable and accrued expenses	3,206	2,859	2,103
Accrued federal and foreign income taxes	(1,681)	2,108	(538)
Other-net	(8,599)	(4,189)	(4,121)

	(15,930)	8,606	(509)

Investing Activities:

Purchases of short-term investments	(9,444)	(24,579)	(228,416)
Proceeds from sales of short-term investments	21,500	33,000	229,952
Purchases of property, plant and equipment	(1,296)	(720)	(4,445)
Proceeds from disposal of property, plant and equipment	5		11

	10,765	7,701	(2,898)

Net change in cash and cash equivalents	(5,165)	16,307	(3,407)
Cash and cash equivalents, beginning of year	22,027	5,720	9,127

Cash and cash equivalents, end of year	$ 16,862	$ 22,027	$ 5,720

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________________________
(Dollars in thousands, except per share data)

Note 1. Summary of Significant Accounting Policies -

(a) Business - The Company is engaged in the distribution and sale of watches, clocks and timepieces for consumer use. The principal watch brands are Bulova, Caravelle, Accutron and Sportstime. Clocks are principally sold under the Bulova brand name. Bulova's principal markets are the United States and Canada. Royalties are received from licensees principally in Europe and the Far East. Loews Corporation ("Loews") owns approximately 97% of the Company's outstanding voting stock.

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

(d) Cash and Cash Equivalents - The Company classifies as cash equivalents all highly liquid investments with maturities of three months or less. At December 31, 2000 and 1999, cash equivalents were comprised of investments in money-market accounts.

(e) Investments - Investments consist of U.S. government securities. These investments are considered available for sale and are carried at fair value, which approximates cost.

(f) Accounts Receivable and Concentration of Credit Risk - Watches and clocks are sold to retail outlets throughout the United States, Canada and Mexico. The Company grants its retailers seasonal credit terms. For the years ended December 31, 2000 and 1999 accounts receivable were substantially comprised of balances due from retailers. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. One U.S. based customer accounted for approximately 15%, 13% and 13% of sales for the years ended December 31, 2000, 1999 and 1998, respectively. Although the Company's exposure to credit risk associated with non-payment by this customer is affected by conditions or occurrences within the retail industry, trade receivables from this customer were collected within terms; no other customer represented more than 9% of the Company's sales. The carrying amount of receivables approximates fair value.

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

(j) Advertising Costs - Advertising costs for point of sale and media advertising as well as co-op advertising and promotional allowances are expensed as incurred.

(k) Warranty Costs - The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.

(l) Reclassifications - Certain amounts applicable to prior periods have been reclassified to conform to the classifications followed in 2000.

(m) Earnings Per Share and Shareholders' Equity - Earnings per share has been computed on the basis of the weighted average number of shares outstanding during the periods (4,599,000 for each of the three years ended December 31, 2000).

In addition to its common stock, the Company has authorized 500,000 shares of preferred stock.

(n) Foreign Currency Adjustment - The effect of changes in exchange rates in translating foreign currency financial statements is accumulated as a separate component of other comprehensive income in the statement of shareholders' equity.

(o) Forward Exchange Contracts - In connection with purchases of inventory, from time to time, the Company enters into forward exchange contracts in order to hedge its exposure to fluctuations in foreign currency exchange rates. These agreements generally involve the exchange of one currency for a second currency at some future date. Counterparties to these agreements are major international financial institutions. As of December 31, 2000 and 1999, there were no foreign exchange contracts outstanding.

(p) Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-Lived assets and certain intangibles, under certain circumstances, are reported at the lower of carrying amount or fair value. Assets to be disposed of by the Company are recorded at the lower of carrying amount or fair value less cost to sell.

(q) Accounting Pronouncements - In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. A derivative may be specifically designated as a hedge of the exposures to changes in the fair value, cash flows or foreign currencies. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is required to adopt SFAS No. 133 effective January 1, 2001. Adoption of SFAS No. 133 did not have a material impact on the Company's results of operations, equity or financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC staffs views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and No. 101B, was effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Adoption of this bulletin, which occurred on October 1, 2000, did not have a significant impact on the results of operations or equity of the Company.

Note 2. Related Parties -

In 1979, the Company entered into a credit agreement with Loews (the "Credit Agreement") which provides for unsecured loans, from time to time, in amounts aggregating up to $50,000 with interest at 10% per annum. The Credit Agreement has been periodically extended and currently expires December 31, 2002. The Credit Agreement has not been utilized since the balance due to Loews was paid in January 1995.

Loews has provided administrative services for which the Company paid $3,009, $2,659 and $2,075 for the years ended December 31, 2000, 1999 and 1998, respectively. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

Note 3. Income Taxes -

The Company and Loews have a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns, which include the Company and its subsidiaries. Under the agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in the return, or (ii) pay to Loews an amount, if any, equal to federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. Under this agreement, the Company was required to pay Loews approximately $5,034, $6,278 and $4,585 for the years ended December 31, 2000, 1999 and 1998, respectively. This agreement may be cancelled by the Company or Loews upon thirty days written notice.

Income before income taxes and income tax expense (benefit) consisted of the following:
Year Ended December 31	2000	1999	1998

Income before income taxes:
Domestic	$ 24,379	$ 19,082	$ 17,140
Foreign	2,601	1,686	1,470

Total	$ 26,980	$ 20,768	$ 18,610

Income tax expense (benefit):
Federal:
Current	$ 5,034	$ 6,278	$ 4,585
Deferred	2,553	2,926	723
State and local:
Current	1,920	1,898	1,847
Deferred	964	(5,670)	(126)
Foreign:
Current	1,440	956	840
Deferred	(367)	(240)	(179)

Income tax expense	$ 11,544	$ 6,148	$ 7,690

Deferred tax assets (liabilities) are as follows:

December 31	2000	1999

Employee benefits	$ 16,973	$ 19,100
Inventory	5,831	5,512
Accrued expenses	(129)	1,974
Accounts receivable	2,094	1,684

Deferred tax assets-net	$ 24,769	$ 28,270

Income taxes differ from that computed at the U.S. statutory rate for the following reasons:
Year Ended December 31	2000	1999	1998

Income taxes computed at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	6.9	7.0	6.0
Foreign taxes	.9	.6	.8
Valuation allowance and settlement of prior year tax		(13.0)
Other			(.5)

Effective income tax rate	42.8%	29.6%	41.3%

Federal, foreign, state and local income tax payments amounted to approximately $8,599, $4,225 and $8,484 for the years ended December 31, 2000, 1999 and 1998, respectively.

Federal income tax returns have been examined and settled through 1997. The Company's Canadian tax returns have been examined and settled through 1996.

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

At December 31, 2000, 1999 and 1998, the Company's minimum pension liability exceeded its unrecognized prior service cost and net transition obligation by $1,364, $1,226 and $1,982, respectively. This excess is recorded as a reduction to shareholders' equity of $752, $643 and $1,117, net of tax benefits of $405, $346 and $602 and intangible assets of $207, $236 and $264 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Components of net periodic benefit costs are as follows:
	Pension Benefits			Other Postretirement Benefits

Year Ended December 31	2000	1999	1998	2000	1999	1998

Service costs	$ 669	$ 808	$ 730	$ 118	$ 99	$ 108
Interest cost	2,154	2,024	1,919	944	625	1,081
Expected return on plan assets	(1,814)	(1,577)	(1,563)
Amortization of unrecognized
net asset	(478)	(478)	(478)
Amortization of unrecognized
net loss (gain)	58	231	180	(1,440)	(1,551)	(1,352)
Amortization of unrecognized
prior service cost	29	29	29	(1,231)	(1,230)	(804)

Net periodic benefit costs (income)	$ 618	$ 1,037	$ 817	$ (1,609)	$ (2,057)	$ (967)

Changes in benefit obligations are as follows:
			Other
	Pension Benefits		Postretirement Benefits

	2000	1999	2000	1999

Benefit obligation at January 1	$ 27,811	$ 30,132	$ 12,294	$ 9,621
Service cost	669	808	118	99
Interest cost	2,154	2,024	944	625
Plan participants' contributions			268	265
Amendments			(2,592)
Actuarial loss (gain)	1,557	(3,480)	3,294	2,972
Benefits paid	(1,784)	(1,673)	(1,300)	(1,288)

Benefit obligation at December 31	30,407	27,811	13,026	12,294

Change in plan assets:

Fair value of plan assets at January 1	22,640	23,966
Actual return on plan assets	3,450	(517)
Company contributions	2,562	864	1,032	1,023
Plan participants' contributions			268	265
Benefits paid	(1,784)	(1,673)	(1,300)	(1,288)

Fair value of plan assets at December 31	26,868	22,640

Benefit obligation over plan assets	3,539	5,171	13,026	12,294
Unrecognized net actuarial (loss) gain	(3,299)	(3,436)	11,240	15,974
Unrecognized prior service (cost) gain	(207)	(236)	10,481	9,119
Unrecognized net asset		478

Net benefit obligation	$ 33	$ 1,977	$ 34,747	$ 37,387

Amounts recognized in the balance sheet consist of:
			Other
	Pension Benefits		Postretirement Benefits

December 31	2000	1999	2000	1999

Accrued benefit liability	$ 1,397	$ 3,202	$ 34,747	$ 37,387
Intangible asset	(207)	(236)
Accumulated other comprehensive loss	(1,157)	(989)

Net benefit obligation	$ 33	$ 1,977	$ 34,747	$ 37,387

Weighted-average assumptions are as follows:

	Pension Benefits			Other Postretirement Benefits

Year Ended December 31	2000	1999	1998	2000	1999	1998

Discount rate	7.50%	8.00%	6.75%	7.50%	8.00%	6.75%
Expected return on plan assets	8.00%	6.75%	7.00%
Rate of compensation increase	5.50%	5.50%	5.50%

For measurement purposes, a trend rate of 9.0% pre-65 and 11.0% post-65, for covered costs was used. These trend rates are expected to decrease gradually to 5.5% at a rate of .5% per annum. An increase (or decrease) of one percentage point in assumed health care cost trend rates would increase (or decrease) the postretirement benefit obligation by approximately $1,297 (or $971) and the total of service and interest cost components of net periodic postretirement benefit cost by approximately $117 (or $94).

Note 5. Quarterly Financial Data (Unaudited) -
2000 Quarters Ended	Dec. 31	Sept. 30	June 30	March 31

Net sales	$44,212	$40,779	$29,538	$35,277
Cost of sales	20,989	19,469	14,658	17,944
Net income	3,921	3,772	4,988	2,755
Net income per share	.86	.82	1.08	.60

1999 Quarters Ended	Dec. 31	Sept. 30	June 30	March 31

Net sales	$38,123	$37,609	$29,404	$28,877
Cost of sales	17,853	18,024	14,872	15,181
Net income	6,520	3,460	2,317	2,323
Net income per share	1.42	.75	.50	.51

The company's net sales are traditionally greater in the third and fourth quarters in anticipation of the winter holiday season.

Note 6. Geographic Information -

The Company operates predominantly in a single industry segment, that being the distribution and sale of watches and clocks under the brand names of Bulova, Caravelle and Accutron. Substantially all of the Company's sales are in the United States, Canada and Mexico. The Company commenced operations in Mexico in November 2000. The Company evaluates performance based on operating earnings of the respective geographic area and the geographic distributions of the Company's identifiable assets and operating results are summarized in the following tables:
Year Ended December 31, 2000	United States	Canada	Mexico	Total

Sales	$ 136,463	$ 14,196	$ 1,311	$ 151,970
Intercompany sales	(2,164)			(2,164)

Total net sales	$ 134,299	$ 14,196	$ 1,311	$ 149,806

Operating income	$ 14,211	$ 2,220	$ 244	$ 16,675
Royalty income	8,039			8,039
Interest -- net	1,863	129		1,992
Other income (expense)	266	9	(1)	274

Income before income taxes	$ 24,379	$ 2,358	$ 243	$ 26,980

Identifiable assets	$ 172,144	$ 13,211	$ 2,430	$ 187,785

Year Ended December 31, 1999

Sales	$ 122,360	$ 13,991	$ 136,351
Intercompany sales	(2,338)		(2,338)

Total net sales	$ 120,022	$ 13,991	$ 134,013

Operating income	$ 14,527	$ 1,617	$ 16,144
Royalty income	3,574		3,574
Interest -- net	1,516	68	1,584
Other income (expense)	(535)	1	(534)

Income before income taxes	$ 19,082	$ 1,686	$ 20,768

Identifiable assets	$ 166,303	$ 12,490	$ 178,793

Year Ended December 31, 1998	United States	Canada	Mexico	Total

Sales	$ 118,357	$ 13,052		$ 131,409
Intercompany sales	(2,252)			(2,252)

Total net sales	$ 116,105	$ 13,052		$ 129,157

Operating income	$ 11,466	$ 1,381		$ 12,847
Royalty income	3,581			3,581
Interest --net	1,860	36		1,896
Other income (expense)	233	53		286

Income before income taxes	$ 17,140	$ 1,470		$ 18,610

Identifiable assets	$ 153,311	$ 11,141		$ 164,452

Note 7. Contingencies and Litigation -

(a) Environmental Matters - Prior to 1996, the Company had received notice of environmental contaminates at various manufacturing facilities. The Company has provided for the expected costs of remediation in those earlier years. The Company has cooperated with the current owners of those properties and the appropriate regulatory agencies and believes that it has substantially addressed these contingencies.

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

On February 12, 1996, the Company received approximately $3,857 which represented damages, costs and interest. Benetton contested the awards, therefore, the funds received were subject to return, with interest, if the Dutch courts ultimately upheld Benetton's petition to overturn the arbitral award. As a result, the Company deferred recognition of the award and recorded a deferred credit with accrued interest. On April 26, 2000 the Company and Benetton settled all claims relating to the arbitration proceedings and license agreement. As a result of this settlement and additional cash payments by Benetton to the Company in connection therewith, the Company recognized royalty income of approximately $5,495 ($3,064 net of taxes, or $.67 per share), in the year ended December 31, 2000. Other liabilities and credits in the consolidated balance sheets at December 31, 1999, reflected the deferred credit related to the arbitration proceedings. These deferred amounts have been recognized with the settlement of the litigation.

(c) The Company leases certain of its warehouse and office facilities. The future minimum lease payments under operating leases for the two years ending December 31, 2002 are $139 and $57, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None

                                                                                        PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) Directors.

Name	Age	Principal Occupations During Past Five Years and Other Directorships	Director of the Company Since

Andrew H. Tisch	51	Chairman of the Board of the Company. Mr. Tisch has served as the Chairman of the Executive Committee and a member of the Office of the President of Loews since January 1999. Prior thereto he had been Chairman of the Management Committee of Loews. Mr. Tisch is also a director of Loews, Zale Corporation and Canary Wharf Group plc.	1979
Herbert C. Hofmann	58	President and Chief Executive Officer of the Company. Mr. Hofmann is also a director of Diamond Offshore Drilling, Inc. (53% owned subsidiary of Loews) and also serves as Senior Vice President of Loews.	1979
Harry B. Henshel	82	Vice Chairman of the Board of the Company	1958
Laurence A. Tisch	78	Co-Chairman of the Board of Loews. Prior to January 1999, Mr. Tisch had also been Co-Chief Executive Officer of Loews. Mr. Tisch is also Chief Executive Officer and a director of CNA Financial Corporation ("CNA") (87% owned subsidiary of Loews). Mr. Tisch also serves as a director of Automatic Data Processing, Inc.	1979
Preston R. Tisch	74	Co-Chairman of the Board of Loews. Prior to January 1999, Mr. Tisch had also been Co-Chief Executive Officer of Loews. Mr. Tisch had been a director of Loews from 1960 to 1986, when he resigned to serve as Postmaster General of the United States. He was re-elected a director of Loews in March 1988. Mr. Tisch is also a director of CNA and Hasbro, Inc.	1988

  Messrs. Laurence A. Tisch and Preston R. Tisch are brothers and Mr. Andrew H. Tisch is the son of Mr. Laurence A. Tisch. There are no other family relationships among any of the Company's directors.

  Each director serves until the annual meeting of shareholders next succeeding his election and until his successor shall have been duly elected and qualified.

(b)  Executive Officers.
Name	Position and Offices Held	Age	First Became an Officer

Herbert C. Hofmann	President and Chief Executive Officer	58	1985
Warren J. Neitzel	General Counsel and Corporate Secretary	50	1993
John T. O'Reilly	Chief Financial Officer	40	1996
Paul S. Sayegh	Chief Operating Officer	57	1979

  There are no family relationships among the above. Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors. All officers of the Company, have been engaged actively and continuously in the business of the Company and its subsidiaries for more than the past five years.

Item 11. Executive Compensation.

  (a)  General.

  The following table sets forth information for the years indicated regarding the compensation of the chief executive officer and each of the other three most highly compensated executive officers of the Company whose compensation exceeded $100,000 as of December 31, 2000, for services in all capacities to the Company.
Summary Compensation Table

Name and Principal Position	Year	Salary

Herbert C. Hofmann	2000	-
President and Chief Executive Officer (a)	1999	-
	1998	-

Paul S. Sayegh	2000	$ 282,000
Chief Operating Officer	1999	278,000
	1998	262,000

Warren J. Neitzel	2000	164,000
General Counsel and Corporate Secretary	1999	153,000
	1998	144,000

John T. O'Reilly	2000	125,000
Chief Financial Officer	1999	117,000
	1998	104,000
_________

  (a) Mr. Hofmann is compensated by Loews. Included in the charges to the Company under a Service Agreement, as discussed in Item 13 of this Form 10-K, was $240,000 for Mr. Hofmann's services in each of the years ended December 31, 2000, 1999 and 1998.

  (b)  Compensation Pursuant to Plans.

  Information with respect to certain non-cash compensation made available to the Company's executive officers in 2000, has not been included because the incremental costs thereof to the Company was below the Securities and Exchange Commission's required disclosure threshold.

  The Company provides a non-contributory retirement plan (the "Plan"), for all employees, except for those covered by Loews's benefit plans, which Plan provides pensions upon retirement at one and one-half per cent of the employee's annual compensation during each year of credited service after December 31, 1976, plus one and one-half per cent of annual compensation for the year 1976 multiplied by the number of years of credited service rendered prior to January 1, 1977. Compensation under the Plan includes all compensation as an employee included in the table above. Pension benefits are not subject to reduction for Social Security benefits or other amounts. The following table shows estimated annual benefits payable upon retirement under the Plan for various amounts of average compensation and years of credited service, based upon retirement in 2001 and a straight life annuity form of pension. Other forms of pension payments are also available under the Plan. Pension benefits may be limited by the Internal Revenue Code.

	Estimated Annual Pension for Representative
Remuneration	Years of Credited Service

	15	20	25	30	35
	__	__	__	__	__
$ 50,000	$ 11,250	$15,000	$ 18,750	$ 22,500	$ 26,250
100,000	22,500	30,000	37,500	45,000	52,500
150,000	33,750	45,000	56,250	67,500	78,750
200,000	45,000	60,000	75,000	90,000	105,000
250,000	56,250	75,000	93,750	112,500	131,250

  The years of credited service and the estimated annual retirement benefit payable at normal retirement age for the following officers are as follows:
		Estimated Annual
Name	Years	Retirement Benefit

Herbert C. Hofmann*
Warren J. Neitzel	20	$63,651
Paul S. Sayegh*
John T. O'Reilly*

*Not covered under the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a)  Security Ownership of Certain Beneficial Owners.

  The only person known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's voting securities is Loews, which owns beneficially 4,459,859 shares of the outstanding Common Stock of Registrant as of February 28, 2001 constituting approximately 97% of the total shares of Common Stock outstanding. Loews's principal executive offices are located at 667 Madison Avenue, New York, New York 10021-8087. For information with respect to the principal holders of the outstanding voting securities of Loews, see Item 12 (b) below.

(b)  Security Ownership of Management.

  The following table sets forth certain information, as of February 28, 2001, with respect to the shares of Registrant's Common Stock and shares of Loews Common Stock beneficially owned by each of the directors of the Company and executive officers named above and by all directors and executive officers of the Company as a group:
			Shares of
Name of Individual	Share of		Loews
or Number of	Common	Percent of	Common	Percent of
Persons in Group	Stock (1)	Class	Stock (1)	Class

Harry B. Henshel	100	*
Herbert C. Hofmann			1,950(2)	*
Warren J. Neitzel
John T. O'Reilly
Paul S. Sayegh
Andrew H. Tisch			1,254,500(3)	1.3%
Laurence A. Tisch			10,137,998(4)	10.5%
Preston R. Tisch			16,478,998(5)	16.7%
All directors and executive officers as a
group (8 listed above)	100	*	27,873,446	28.5%

*Represents less than 1% of the outstanding shares of stock.

  (1) Except as otherwise indicated, the persons listed as beneficial owners of shares of stock have sole voting and investment power with respect to such shares.

  (2) Includes 1,550 shares of Loews Common Stock issuable upon the exercise of options granted under the Loews Stock Option Plan which are currently exercisable.

  (3) Includes 2,500 shares of Loews Common Stock issuable upon the exercise of options granted under the Loews Stock Option Plan which are currently exercisable. Also includes 1,250,000 shares of Loews Common Stock held by a trust of which Mr. A. H. Tisch is the managing trustee and beneficiary. In addition, 20,000 shares of Loews Common Stock are held by a charitable foundation as to which Mr. A. H. Tisch has shared voting and investment power.

  (4) Includes 2,000,000 shares of Loews Common Stock held of record by the wife of Mr. L.A. Tisch. Also includes 829,000 shares of Loews Common Stock held by Mr. L.A. Tisch as trustee of a trust for the benefit of his wife, as to which he has sole voting and investment power.

  (5) Includes 2,877,594 shares of Loews Common Stock held of record by the wife of Mr. P.R. Tisch. Also includes 1,457,406 shares of Loews Common Stock held by Mr. P.R. Tisch as trustee of a trust for the benefit of his wife, as to which he has sole voting and investment power.

Item 13. Certain Relationships and Related Transactions.

  The Company and Loews have entered into a credit agreement (the "Credit Agreement") providing, under terms and conditions set forth therein, for unsecured loans by Loews, from time to time, in amounts aggregating up to $50,000,000 bearing interest at the rate of 10% per annum currently expiring on December 31, 2002. There has not been any borrowings under the Credit Agreement since January 17, 1995.

  The Company and Loews have entered into a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns which include the Company and its subsidiaries. Under this agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in Loews's consolidated federal income tax return or (ii) pay to Loews an amount, if any, equal to the federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. This agreement may be canceled by the Company or Loews upon thirty days written notice. Pursuant to this agreement, the Company made estimated payments to Loews for the year ended December 31, 2000 amounting to $6,366,400.

  The Company and Loews have entered into a services agreement pursuant to which Loews provides to the Company various administrative services, including among other things, data processing, purchasing, accounts payable, printing, tax return preparation, insurance and cash management services. In addition, the Company provides Loews with warehousing services. Pursuant to this agreement, each party reimburses the other in an amount not to exceed the allocated costs of the services provided. The Company paid Loews $3,009,000 for services provided during 2000. In addition, the Company has reimbursed to Loews approximately $540,000 in salaries and related employee benefits for 2000 for employees of Loews on loan to the Company.

  The Company participates in blanket insurance policies, primarily relating to property and casualty and general liability insurance, which cover properties and facilities of Loews and certain of its subsidiaries, including the Company. The Company reimbursed to Loews approximately $222,000 for premiums paid with respect to 2000.

  Certain of the Company's employee health and life insurance benefits are provided by an insurance subsidiary of CNA. Premiums and fees for such insurance amounted to approximately $153,000 for 2000.

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

Page
Number

2. Financial statement schedules:

Independent Auditors' Report		8
Bulova Corporation and Subsidiaries:
Schedule II-Valuation and Qualifying Accounts		29

3. Exhibits:
Exhibit
	Description	Number

(3)	Articles of Incorporation and By-Laws

Restated Certificate of Incorporation, dated May 25, 1964, and filed on August 4, 1964 as Exhibit 3(a) to Amendment No. 2 to Registrant's Registration Statement on Form S-1 (Reg. No. 2-22576), incorporated herein by reference. Copies of amendments thereto, dated July 26, 1966, April 22, 1969 and July 2, 1969, incorporated herein by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1980. Copy of Certificate of Change thereto, dated November 25, 1985, incorporated herein by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1985. Copy of Certificate of Change thereto, dated July 14, 1987, incorporated herein by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1987. Copy of Certificate of Amendment thereto, dated June 16, 1988, incorporated herein by reference to Exhibit 3 (a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1988

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

  (b) Reports on Form 8-K:

  There were no reports on Form 8-K for the three months ended December 31, 2000.

            *Filed herewith
                                                                                       Page 27

SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION

Dated: March 28, 2001	By	/s/ John T. O'Reilly
___________________________________
(John T. O'Reilly, Vice President and
Chief Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 28, 2001	By	/s/ Herbert C. Hofmann
_______________________________________
(Herbert C. Hofmann, President, Chief
Executive Officer and Director)

Dated: March 28, 2001	By	/s/ John T. O'Reilly
_______________________________________
(John T. O'Reilly, Vice President and
Chief Financial Officer)

	By	_______________________________________
(Harry B. Henshel, Director)

Dated: March 28, 2001	By	/s/ Andrew H. Tisch
_______________________________________
(Andrew H. Tisch, Director)

Dated: March 28, 2001	By	/s/ Laurence A. Tisch
_______________________________________
(Laurence A. Tisch, Director)

Dated: March 28, 2001	By	/s/ Preston R. Tisch
_______________________________________
(Preston R. Tisch, Director)

Schedule II

BULOVA CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
_________	_________	________	________	________

Additions
	Balance at	charged to		Balance at
	beginning	costs and		end of
Description	of Period	Expenses	Deductions	Period
__________	_________	_________	__________	_________
`
Year Ended December 31, 2000
(In thousands of dollars)

Allowance for doubtful accounts	$ 3,540	$ 1,134	$ 742 (a)	$ 3,932
Allowance for cash discounts	631	1,670	1,216	1,085

	$ 4,171	$ 2,804	$ 1,958	$ 5,017

Year Ended December 31, 1999

Allowance for doubtful accounts	$ 3,222	$ 1,336	$ 1,018 (a)	$ 3,540
Allowance for cash discounts	617	1,261	1,247	631

	$ 3,839	$ 2,597	$ 2,265	$ 4,171

Year Ended December 31, 1998

Allowance for doubtful accounts	$ 3,224	$ 1,361	$ 1,363 (a)	$ 3,222
Allowance for cash discounts	469	1,230	1,082	617

	$ 3,693	$ 2,591	$ 2,445	$ 3,839

Allowance for loss on investment in
unconsolidated subsidiary	$ 529		$ 529

______________

(a) Includes doubtful accounts written off net of recoveries.

                                                                                                                                                       Exhibit 21

                                                                       BULOVA CORPORATION

                                                                     Subsidiaries of the Registrant

                                                                              December 31, 2000
	Organized under	Business
Name of subsidiary	the Laws of	Names
________________	______________	_______

Bulova Watch Company Limited	Canada	Bulova

   The names of certain subsidiaries which, if considered as a single subsidiary, would not constitute a "significant subsidiary" as defined in Regulation S-X have been omitted.