Form 10-Q
period 2001-03-31
BULOVA CORP
filed 2001-05-09
CIK 15310

==================================================================================
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________    to ____________

Commission file number	1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

ONE BULOVA AVENUE, WOODSIDE, NY 11377-7874
Address of principal executive offices (Zip code)
(718) 204-3300
(Registrant's telephone number, including area)

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
Yes	X	No
	_________	__________

Class		Outstanding at May 4, 2001
___________________________		__________________________
Common stock, $5 par value		4,599,857 shares
==================================================================================== Page 1

BULOVA CORPORATION

 INDEX TO QUARTERLY REPORT ON
FORM 10-Q FILED WITH THE
 SECURITIES AND EXCHANGE COMMISSION

For the quarterly period ended March 31, 2001

Item	Part I. Financial Information	Page
No.		No.
______		______

1.	Financial Statements
	Consolidated Condensed Balance Sheets -- March 31, 2001 and December 31, 2000	3

	Consolidated Condensed Statements of Income --
	Three months ended March 31, 2001 and 2000	4

	Consolidated Condensed Statements of Cash Flows --
	Three months ended March 31, 2001 and 2000	5

	Notes to Consolidated Condensed Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K	10

                                                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)

	March 31,	December 31,
Assets	2001	2000

Current Assets:
Cash and cash equivalents	$ 30,075	$ 16,862
Accounts and notes receivable-net	51,456	70,686
Inventories, principally watches and clocks	54,703	56,072
Prepaid expenses	1,834	2,969
Prepaid federal income tax		630
Deferred income taxes	10,885	10,712

Total current assets	148,953	157,931

Property, plant and equipment-net	15,448	15,625

Other assets:
Deferred income taxes	13,872	14,057
Other	221	172

Total other assets	14,093	14,229

Total assets	$ 178,494	$ 187,785

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 1,469	$ 8,158
Accrued expenses	17,395	23,015
Accrued federal and foreign income taxes	1,334

Total current liabilities	20,198	31,173

Other liabilities and credits:
Postretirement benefits payable	33,321	33,716
Pension benefits payable	1,364	1,364

Total other liabilities and credits	34,685	35,080

Shareholders' equity	123,611	121,532

Total liabilities and shareholders' equity	$ 178,494	$ 187,785

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,

	2001	2000

Net sales	$ 32,040	$ 35,277
Cost of sales	14,579	17,944

Gross profit	17,461	17,333
Selling, general and administrative expenses	14,022	13,562

Operating income	3,439	3,771
Royalty income	571	584
Interest -- net	258	468
Other income	4	37

Income before income taxes	4,272	4,860
Income tax expense	1,833	2,105

Net income	$ 2,439	$ 2,755

Net income per share	$ .53	$ .60

Weighted average number of shares outstanding (in thousands)	4,599	4,599

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months Ended
	March 31,

	2001	2000

Operating Activities:

Net income	$ 2,439	$ 2,755
Adjustments to reconcile net income to net cash provided by
operating activities	1,172	951
Changes in assets and liabilities-net:
Receivables	18,254	14,111
Inventories	1,369	2,321
Prepaid expenses	1,135	236
Other assets	(49)	(3)
Accounts payable and accrued expenses	(12,309)	(4,189)
Accrued federal and foreign income taxes	1,964	(1,037)
Other liabilities and credits	(755)	(743)

	13,220	14,402

Investing Activities:

Purchases of property, plant and equipment	(7)	(378)
Proceeds from disposal of property, plant and equipment		5

	(7)	(373)

Net change in cash and cash equivalents	13,213	14,029
Cash and cash equivalents, beginning of period	16,862	22,027

Cash and cash equivalents, end of period	$ 30,075	$ 36,056

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 28, 2001.

There have been no changes in significant accounting policies since December 31, 2000. In addition, certain amounts applicable to prior periods have been reclassified to conform to classifications followed in 2001.

2.

Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $1,759 and $1,137 for the three months ended March 31, 2001 and 2000, respectively.

See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2000.

3.

Loews provides administrative and managerial services for which the Company was charged $750 in each of the three months ended March 31, 2001 and 2000, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

4.

For the three months ended March 31, 2001 and 2000, comprehensive income totaled $2,079 and $2,719, respectively. Comprehensive income includes all changes to shareholders' equity, except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains or losses, unrealized appreciation (depreciation) on marketable securities and pension liability adjustments.

5.	Shareholders' equity:

March 31,	December 31,
2001	2000

Common stock	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	81,209	78,770
Accumulated other comprehensive loss	(3,789)	(3,429)

Total	123,616	121,537
Less treasury stock, at cost	5	5

Total shareholders' equity	$ 123,611	$ 121,532

6.	Geographic Information:

The Company operates in a single industry segment, the distribution and sale of watches and clocks under the brand names of Bulova, Caravelle and Accutron. Substantially all of the Company's sales are in the United States, Canada and Mexico. The Company commenced operations in Mexico in November 2000. The Company evaluates performance based on operating earnings of the respective geographic area and the geographic distribution of the Company's identifiable assets and operating results are summarized in the following tables:

	United
Three Months Ended March 31, 2001	States	Canada	Mexico	Total

Sales	$ 29,526	$ 2,656	$ 856	$ 33,038
Intercompany sales	(998)			(998)

Total net sales	$ 28,528	$ 2,656	$ 856	$ 32,040

Operating income	$ 3,079	$ 200	$ 160	$ 3,439
Royalty income	571			571
Interest-net	205	53		258
Other income (expense)	7	(3)		4

Income before income taxes	$ 3,862	$ 250	$ 160	$ 4,272

Three Months Ended March 31, 2000

Sales	$ 32,523	$ 3,372		$ 35,895
Intercompany sales	(618)			(618)

Total net sales	$ 31,905	$ 3,372		$ 35,277

Operating income	$ 3,380	$ 391		$ 3,771
Royalty income	584			584
Interest-net	449	19		468
Other income	32	5		37

Income before income taxes	$ 4,445	$ 415		$ 4,860

7.

In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and December 31, 2000 and the results of operations and changes in cash flows for the three months ended March 31, 2001 and 2000, respectively.

Results of operations for the first quarter of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:

The Company generated net cash flow from operations of $13,220,000 and $14,402,000 for the three months ended March 31, 2001 and 2000, respectively. The decrease in net cash flow compared to the corresponding period of the prior year is primarily the result of a decrease in accounts payable and accrued expenses, partially offset by a decrease in the level of accounts receivable and a change in the timing of payments related to income taxes.

The Company expects that existing cash balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

Results of Operations:

Net sales and income before income taxes decreased $3,237,000 and $588,000, respectively, for the three months ended March 31, 2001, as compared to the prior year. The decrease in net sales is primarily attributable to the unit volume decrease of the Company's Caravelle and Accutron watch brands of 21.1% and 22.7%, respectively, as compared to 2000, as well as a decrease in clock unit volume of 10.5% as compared to the prior year. The unit volume decrease resulted in a combined decline in net sales of $3,160,000, as compared to 2000.

The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. Gross profit as a percentage of net sales for the three months ended March 31, 2001 was 54.5% as compared to 49.1% for the three months ended March 31, 2000. This increase is attributable to style/sales mix within the brands.

The Company's operating expenses as a percentage of net sales for the three months ended March 31, 2001 was 43.8% as compared to 38.4% for the prior year, reflecting the decline in revenues while the Company's costs increased slightly.

Royalty income has decreased $13,000 for the first quarter of 2001, as compared to 2000. Royalty income represents payments by licensees in Europe and the Far East.

The Company's principal Far East license agreement expires on December 31, 2001 and the Company's principal European license agreement has been extended to December 31, 2002. These agreements generated $2,544,000 of royalty income in 2000 and are expected to generate $2,300,000 of royalty income in 2001. The royalty for 2002 under the European license agreement has been reduced from the royalty provided for 2000 and 2001, and the reduction could be substantial. In addition, the Company has not concluded negotiations for an extension or replacement of the principal Far East license agreement subsequent to December 31, 2001 and is unable to predict the outcome of these negotiations. Economic conditions may also reduce royalty income from Europe and Far East license agreements. These reductions will negatively impact revenues, results of operations and cash flow.

Interest income decreased by $210,000 or 44.9%, for the three months ended March 31, 2001, as compared to 2000. The primary reason for the decrease is the result of a lower level of invested assets compared to the corresponding period of the prior year.

Foreign Currency

The Company imports most of its watch and clock products. During the first quarter of 2001, approximately 6% of the Company's purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars for product acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the quarters ended March 31, 2001 and 2000. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Accounting Standards

As previously reported, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. Adoption of SFAS No. 133 did not have a material impact on the Company's results of operations, equity or financial position.

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

                                                                 PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits --

None

(b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
______________________
(Registrant)

Dated: May 9, 2001	By:	/s/ John T. O'Reilly
___________________________
JOHN T. O'REILLY
Chief Financial Officer
(Duly authorized officer)