Form 10-Q
period 2001-06-30
BULOVA CORP
filed 2001-08-13
CIK 15310

==================================================================================
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________    to ____________

Commission file number	1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ONE BULOVA AVENUE, WOODSIDE, NY 11377-7874
Address of principal executive offices (Zip code)
(718) 204-3300
(Registrant's telephone number, including area code)

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
Yes	X	No
	_________	__________

Class		Outstanding at August 3, 2001
___________________________		__________________________
Common stock, $5 par value		4,599,857 shares
==================================================================================== Page 1

                                                      BULOVA CORPORATION

                                           INDEX TO QUARTERLY REPORT ON
                                                   FORM 10-Q FILED WITH THE
                                    SECURITIES AND EXCHANGE COMMISSION

                                        For the quarterly period ended June 30, 2001
Item	Part I. Financial Information	Page
No.		No.
______		______

1.	Financial Statements
	Consolidated Condensed Balance Sheets June 30, 2001 and December 31, 2000	3

	Consolidated Condensed Statements of Income
	Three and six months ended June 30, 2001 and 2000	4

	Consolidated Condensed Statements of Cash Flows
	Six months ended June 30, 2001 and 2000	5

	Notes to Consolidated Condensed Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K	11

                                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)
___________________________________________________________________________________

	June 30,	December 31,
Assets	2001	2000
___________________________________________________________________________________

Current Assets:
Cash and cash equivalents	$ 33,185	$ 16,862
Accounts and notes receivable -- net	50,092	70,686
Inventories, principally watches and clocks	52,082	56,072
Prepaid expenses	689	2,969
Prepaid federal income tax	258	630
Deferred income taxes	10,856	10,712
	-----------------	------------------
Total current assets	147,162	157,931
	-----------------	------------------

Property, plant and equipment-net	15,381	15,625
	-----------------	------------------
Other assets:
Deferred income taxes	13,706	14,057
Other	396	172
	-----------------	------------------
Total other assets	14,102	14,229
	-----------------	------------------
Total assets	$ 176,645	$ 187,785
	=========	==========

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 3,355	$ 8,158
Accrued expenses	12,906	23,015
	-----------------	------------------
Total current liabilities	16,261	31,173
	-----------------	------------------
Other liabilities and credits:
Postretirement benefits payable	32,927	33,716
Pension benefits payable	1,364	1,364
	-----------------	------------------
Total other liabilities and credits	34,291	35,080
	-----------------	------------------
Shareholders' equity	126,093	121,532
	-----------------	------------------
Total liabilities and shareholders' equity	$ 176,645	$ 187,785
	==========	===========

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
___________________________________________________________________________________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
___________________________________________________________________________________
	2001	2000	2001	2000
___________________________________________________________________________________

Net sales	$ 30,746	$ 29,538	$ 62,786	$ 64,815
Cost of sales	14,927	14,658	29,506	32,602
	--------------	-------------	--------------	------------

Gross profit	15,819	14,880	33,280	32,213
Selling, general and administrative expenses	13,472	13,065	27,494	26,627
	--------------	-------------	--------------	------------

Operating income	2,347	1,815	5,786	5,586
Royalty income	621	6,234	1,192	6,818
Interest -- net	369	683	627	1,150
Other income	42	11	46	49
	--------------	-------------	--------------	-------------

Income before income taxes	3,379	8,743	7,651	13,603
Income tax expense	1,453	3,755	3,286	5,860
	--------------	-------------	--------------	-------------
Net income	$ 1,926	$ 4,988	$ 4,365	$ 7,743
	========	========	========	========
Net income per share	$ .42	$ 1.08	$ .95	$ 1.68
	========	========	========	========
Weighted average number of shares
outstanding (in thousands)	4,599	4,599	4,599	4,599
	========	========	========	========

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
___________________________________________________________________________________

	Six Months Ended
	June 30,
___________________________________________________________________________________
	2001	2000
___________________________________________________________________________________

Operating Activities:

Net income	$ 4,365	$ 7,743
Adjustments to reconcile net income to net cash
provided by operating activities	1,795	3,470
Changes in assets and liabilities-net:
Receivables	19,442	12,383
Inventories	3,990	(6,332)
Other assets	(224)	(16)
Accounts payable and accrued expenses	(14,912)	(3,388)
Accrued federal and foreign income taxes	372	(633)
Other liabilities and credits	1,687	(7,607)
	------------------	------------------
	16,515	5,620
	------------------	------------------

Investing Activities:
Purchases of short-term investments		(6,954)
Proceeds from sales of short-term investments		7,000
Purchases of property, plant and equipment	(192)	(399)
Proceeds from disposal of property, plant and equipment		5
	------------------	------------------
	(192)	(348)
	------------------	------------------

Net change in cash and cash equivalents	16,323	5,272
Cash and cash equivalents, beginning of period	16,862	22,027
	------------------	------------------

Cash and cash equivalents, end of period	$ 33,185	$ 27,299
	=========	=========

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

2.

Arbitral Award -- On April 26, 2000 the Company and Benetton settled all claims relating to the arbitration proceedings and license agreement. As a result of this settlement and additional cash payments by Benetton to the Company in connection therewith, the Company recognized royalty income of approximately $5,495 ($3,064 net of taxes, or $.67 per share), in the three and six months ended June 30, 2000.

3.

Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $713, $1,755, $2,472 and $2,892 for the three and six months ended June 30, 2001 and 2000, respectively.

See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2000.

4.

Loews provides administrative and managerial services for which the Company was charged $750 and $1,500 in each of the three and six months ended June 30, 2001 and 2000, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

5.

For the three and six months ended June 30, 2001 and 2000, comprehensive income totaled $2,482, $4,778, $4,561 and $7,497, respectively. Comprehensive income includes all changes to shareholders' equity, except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains or losses, unrealized appreciation (depreciation) on marketable securities and pension liability adjustments.

6.	Shareholders' equity:

	June 30,	December 31,
	2001	2000
___________________________________________________________________________________

Common stock	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	83,135	78,770
Accumulated other comprehensive loss	(3,233)	(3,429)
	------------------	------------------
Total	126,098	121,537
Less treasury stock, at cost	5	5
	------------------	------------------
Total shareholders' equity	$ 126,093	$ 121,532
	=========	=========

7.	Geographic Information:

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

United
Three Months Ended June 30, 2001	States	Canada	Mexico	Total
___________________________________________________________________________________

Sales	$ 27,180	$ 3,081	$ 1,485	$ 31,746
Intercompany sales	(1,000)			(1,000)
	--------------	--------------	----------------	----------------
Total net sales	$ 26,180	$ 3,081	$ 1,485	$ 30,746
	========	========	=========	=========

Operating income	$ 1,704	$ 415	$ 228	$ 2,347
Royalty income	621			621
Interest -- net	326	43		369
Other income (expense)	7	28	7	42
	--------------	--------------	----------------	----------------
Income before income taxes	$ 2,658	$ 486	$ 235	$ 3,379
	========	========	=========	=========

Three Months Ended June 30, 2000

Sales	$ 26,867	$ 3,086		$ 29,953
Intercompany sales	(415)			(415)
	--------------	--------------	----------------	----------------
Total net sales	$ 26,452	$ 3,086		$ 29,538
	========	========	=========	=========

Operating income	$ 1,400	$ 415		$ 1,815
Royalty income	6,234			6,234
Interest -- net	649	34		683
Other income	12	(1)		11
	--------------	--------------	----------------	----------------
Income before income taxes	$ 8,295	$ 448		$ 8,743
	========	========	=========	=========

Six Months Ended June 30, 2001

Sales	$ 56,706	$ 5,737	$ 2,341	$ 64,784
Intercompany sales	(1,998)			(1,998)
	--------------	--------------	----------------	----------------
Total net sales	$ 54,708	$ 5,737	$ 2,341	$ 62,786
	========	========	=========	=========

Operating income	$ 4,783	$ 615	$ 388	$ 5,786
Royalty income	1,192			1,192
Interest -- net	531	96		627
Other income (expense)	14	25	7	46
	--------------	--------------	----------------	----------------
Income before income taxes	$ 6,520	$ 736	$ 395	$ 7,651
	========	========	=========	=========

7.	Geographic Information (Continued)
United
Six Months Ended June 30, 2000	States	Canada	Mexico	Total
___________________________________________________________________________________

Sales	$ 59,390	$ 6,458		$ 65,848
Intercompany sales	(1,033)			(1,033)
	----------------	----------------	----------------	----------------
Total net sales	$ 58,357	$ 6,458		$ 64,815
	========	========	========	========

Operating income	$ 4,780	$ 806		$ 5,586
Royalty income	6,818			6,818
Interest -- net	1,097	53		1,150
Other income	45	4		49
	----------------	----------------	----------------	----------------
Income before income taxes	$ 12,740	$ 863		$ 13,603
	========	========	========	========

8.

In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 and 2000 and changes in cash flows for the six months ended June 30, 2001 and 2000, respectively.

Results of operations for the second quarter and the first six months of each of the years is not necessarily indicative of results of operations for that entire year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:

The Company generated net cash flow from operations of $16,515,000 and $5,620,000 for the six months ended June 30, 2001 and 2000, respectively. The increase in net cash flow compared to the corresponding period of the prior year is primarily the result of a decrease in inventory purchases and a higher collection of accounts receivables as compared to the corresponding period of the prior year, partially offset by a change in the timing of accounts payable and accrued expenses.

The Company expects that existing cash balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

Results of Operations:

Net sales increased $1,208,000 and decreased $2,029,000, for the three and six months ended June 30, 2001, respectively, as compared to the prior year. Income before taxes decreased $5,364,000 and $5,952,000 for the three and six months ended June 30, 2001, respectively, as compared to the prior year. Income before taxes includes $5,495,000 in the three and six months ended June 30, 2000, relating to the settlement of all claims between the Company and Benetton.

The increase in net sales for the three months ended June 30, 2001 as compared to the prior year was primarily attributable to a unit volume increase of the Bulova watch brand of 3.9%, partially offset by a decline in the Accutron watch brand of 15.6% and a decline in clock unit volume of 23.4%. The decrease in net sales for the six months ended June 30, 2001, as compared to the same period in the prior year, is primarily attributable to the unit volume decrease of the Accutron watch brand of 19.8%, as well as a decrease in clock unit volume of 16.4%. The unit volume decline for Accutron and clocks resulted in a combined decrease to net sales of $2,782,000 for the six month period ended June 30, 2001, as compared to the same period in 2000, partially offset by unit price increases in the Bulova watch brand.

The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. Gross profit as a percentage of net sales increased to 51.5% and 53.0% for the three and six months ended June 30, 2001, respectively, as compared to 50.4% and 49.7% for the prior year. This increase is attributable to style/sales mix within brands.

The Company's operating expenses consist primarily of advertising, selling, general and administrative expenses. Operating expenses as a percentage of net sales for the three and six months ended June 30, 2001, was 43.8% and 43.8%, respectively, as compared to 44.2% and 41.1% for the corresponding prior year period.

Royalty income represents payments by licensees in Europe and the Far East. Royalty income, excluding the Benetton settlement, decreased by $118,000 and $131,000 for the three and six months ended June 30, 2001, respectively, as compared to the corresponding period of the prior year.

The Company's principal Far East license agreement expires on December 31, 2001 and the Company's principal European license agreement has been extended to December 31, 2002. These agreements generated $2,544,000 of royalty income in 2000 and are expected to generate $2,300,000 of royalty income in 2001. The royalty for 2002 under the European license agreement has been reduced from the royalty provided for in 2000 and 2001, and the reduction could be substantial. In addition, the Company has not concluded negotiations for an extension or replacement of the principal Far East license agreement subsequent to December 31, 2001 and is unable to predict the outcome of these negotiations. Economic conditions may also reduce royalty income from Europe and Far East license agreements. These reductions will negatively impact revenues, results of operations and cash flow.

Interest income decreased by $319,000 and $529,000 for the three and six months ended June 30, 2001 and 2000, respectively, due primarily to a lower level of invested assets at June 30, 2001 as compared to June 30, 2000.

Foreign Currency

The Company imports most of its watch and clock products. During the first six months of 2001, approximately 4% of the Company's purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars for product acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the three and six months ended June 30, 2001 and 2000. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Accounting Standards

As previously reported, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. Adoption of SFAS 133 did not have a material impact on the Company's results of operations, equity or financial position.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations. SFAS 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. The Company will adopt this standard for any future business combinations.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company does not have any goodwill or other intangible assets impacted by this standard Adoption of SFAS 142 did not have a material impact on the Company's results of operations, equity or financial position.

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

                                                                PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits --

None

(b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
______________________
(Registrant)

Dated: August 13, 2001	By:	/s/ John T. O'Reilly
___________________________
JOHN T. O'REILLY
Chief Financial Officer
(Duly authorized officer)