Form 10-Q
period 2001-09-30
BULOVA CORP
filed 2001-11-13
CIK 15310

============================================================================================
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2001
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________    to ____________

Commission file number	1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ONE BULOVA AVENUE, WOODSIDE, NY 11377-7874
Address of principal executive offices (Zip code)
(718) 204-3300
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year,
if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Class		Outstanding at November 2, 2001
Common stock, $5 par value		4,599,857 shares
========================================================================================== 1

                                                      BULOVA CORPORATION

                                           INDEX TO QUARTERLY REPORT ON
                                                   FORM 10-Q FILED WITH THE
                                    SECURITIES AND EXCHANGE COMMISSION

                                    For the quarterly period ended September 30, 2001
Item	Part I. Financial Information	Page
No.		No.

1.	Financial Statements
	Consolidated Condensed Balance Sheets September 30, 2001 and December 31, 2000	3

	Consolidated Condensed Statements of Income
	Three and nine months ended September 30, 2001 and 2000	4

	Consolidated Condensed Statements of Cash Flows
	Nine months ended September 30, 2001 and 2000	5

	Notes to Consolidated Condensed Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K	11

                                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)
________________________________________________________________________________

	September 30,	December 31,
Assets	2001	2000
________________________________________________________________________________

Current Assets:
Cash and cash equivalents	$ 16,906	$ 16,862
Accounts and notes receivable -- net	65,257	70,686
Inventories, principally watches and clocks	52,302	56,072
Prepaid expenses	2,175	2,969
Prepaid federal income tax		630
Deferred income taxes	11,364	10,712
	-----------------	------------------
Total current assets	148,004	157,931
	-----------------	------------------

Property, plant and equipment-net	15,522	15,625
	-----------------	------------------
Other assets:
Deferred income taxes	13,491	14,057
Trademarks	4,667
Other	370	172
	-----------------	------------------
Total other assets	18,528	14,229
	-----------------	------------------
Total assets	$ 182,054	$ 187,785
	==========	==========

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 3,544	$ 8,158
Accrued expenses	17,125	23,015
Accrued federal and foreign income taxes	359
	----------------	------------------
Total current liabilities	21,028	31,173
	----------------	------------------
Other liabilities and credits:
Postretirement benefits payable	32,532	33,716
Pension benefits payable	1,364	1,364
	----------------	------------------
Total other liabilities and credits	33,896	35,080
	----------------	------------------
Shareholders' equity	127,130	121,532
	----------------	------------------
Total liabilities and shareholders' equity	$ 182,054	$ 187,785
	==========	===========

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
________________________________________________________________________________

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
________________________________________________________________________________
	2001	2000	2001	2000
________________________________________________________________________________

Net sales	$ 34,658	$ 40,779	$ 97,444	$ 105,594
Cost of sales	16,048	19,469	45,554	52,071
	--------------	--------------	--------------	--------------

Gross profit	18,610	21,310	51,890	53,523
Selling, general and administrative expenses	16,651	16,062	44,145	42,689
	--------------	--------------	--------------	--------------

Operating income	1,959	5,248	7,745	10,834
Royalty income	614	649	1,806	7,467
Interest -- net	306	545	933	1,695
Other income (expense)	(206)	62	(160)	111
	--------------	--------------	--------------	--------------

Income before income taxes	2,673	6,504	10,324	20,107
Income tax expense	1,098	2,732	4,384	8,592
	--------------	--------------	--------------	--------------
Net income	$ 1,575	$ 3,772	$ 5,940	$ 11,515
	========	========	========	========
Net income per share	$ .34	$ .82	$ 1.29	$ 2.50
	========	========	========	========
Weighted average number of shares
outstanding (in thousands)	4,599	4,599	4,599	4,599
	========	========	========	========

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
________________________________________________________________________________

	Nine Months Ended
	September 30,
________________________________________________________________________________
	2001	2000
________________________________________________________________________________

Operating Activities:

Net income	$ 5,940	$ 11,515
Adjustments to reconcile net income to net cash
provided (used) by operating activities	1,419	5,453
Changes in assets and liabilities-net:
Receivables	8,041	(3,261)
Inventories	6,995	(14,615)
Other assets	877	(850)
Accounts payable and accrued expenses	(10,504)	1,234
Accrued federal and foreign income taxes	989	(433)
Other liabilities and credits	(1,526)	(7,594)
	------------------	------------------
	12,231	(8,551)
	------------------	------------------

Investing Activities:
Purchases of short-term investments		(6,954)
Proceeds from sales of short-term investments		7,000
Purchases of property, plant and equipment	(578)	(846)
Proceeds from disposal of property, plant and equipment	4	5
Purchase of business	(11,613)
	------------------	------------------
	(12,187)	(795)
	------------------	------------------

Net change in cash and cash equivalents	44	(9,346)
Cash and cash equivalents, beginning of period	16,862	22,027
	------------------	------------------

Cash and cash equivalents, end of period	$ 16,906	$ 12,681
	=========	=========

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 28, 2001.

Aside from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" (Note 2), there have been no changes in significant accounting policies since December 31, 2000.

2.

On September 5, 2001, the Company through its subsidiaries, acquired certain of Wittnauer's trademarks, related inventory and receivables, including the Wittnauer trademark for timepieces, from Wittnauer International Inc. and Wittnauer Worldwide, L.P., and their affiliates for a purchase price, including related payments, aggregating approximately $11,613. The acquisition of Wittnauer has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," no amortization has been recorded, since the life of the trademarks is believed to be indefinite. For tax purposes, the trademarks will be amortized over 15 years.  The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

Current assets:
Accounts receivable	$ 3,440
Inventories	3,225
Prepaid expenses	281
------------------
Total current assets	6,946
------------------
Other assets:
Trademarks	4,667
------------------
Total assets acquired	$ 11,613
=========

3.

Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $221, $1,048, 2,693 and $3,940 for the three and nine months ended September 30, 2001 and 2000, respectively.

See Note 3 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2000.

4.

Loews provides administrative and managerial services for which the Company was charged $750 and $2,250 in each of the three and nine months ended September 30, 2001 and 2000, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

5.

For the three and nine months ended September 30, 2001 and 2000, comprehensive income totaled $1,037, $3,663, $5,598 and $11,130 respectively. Comprehensive income includes all changes to shareholders' equity, except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains or losses, unrealized appreciation (depreciation) on marketable securities and pension liability adjustments.

6

6.	Shareholders' equity:
	September 30,	December 31,
	2001	2000
___________________________________________________________________________

Common stock	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	84,710	78,770
Accumulated other comprehensive loss	(3,771)	(3,429)
	------------------	------------------
Total	127,135	121,537
Less treasury stock, at cost	5	5
	------------------	------------------
Total shareholders' equity	$ 127,130	$ 121,532
	=========	=========

7.	Geographic Information:

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

United
	Three Months Ended September 30, 2001	States	Canada	Mexico	Total
___________________________________________________________________________

	Sales	$ 31,567	$ 3,231	$ 426	$ 35,224
	Intercompany sales	(566)			(566)
		---------------	---------------	---------------	---------------
	Total net sales	$ 31,001	$ 3,231	$ 426	$ 34,658
		=========	=========	=========	=========

	Operating income	$ 1,560	$ 597	$ (198)	$ 1,959
	Royalty income	614			614
	Interest -- net	273	33		306
	Other income (expense)	(164)	(31)	(11)	(206)
		---------------	---------------	---------------	---------------
	Income before income taxes	$ 2,283	$ 599	$ (209)	$ 2,673
		=========	=========	=========	=========

Three Months Ended September 30, 2000

	Sales	$ 37,584	$ 3,544		$ 41,128
	Intercompany sales	(349)			(349)
		---------------	---------------	---------------	---------------
	Total net sales	$ 37,235	$ 3,544		$ 40,779
		=========	=========	=========	=========

	Operating income	$ 4,648	$ 600		$ 5,248
	Royalty income	649			649
	Interest -- net	511	34		545
	Other income (expense)	64	(2)		62
		---------------	---------------	---------------	---------------
	Income before income taxes	$ 5,872	$ 632		$ 6,504
		=========	=========	=========	=========

7
7.	Geographic Information (continued)

United
Nine Months Ended September 30, 2001	States	Canada	Mexico	Total
___________________________________________________________________________

Sales	$ 88,273	$ 8,968	$ 2,767	$ 100,008
Intercompany sales	(2,564)			(2,564)
	---------------	---------------	---------------	---------------
Total net sales	$ 85,709	$ 8,968	$ 2,767	$ 97,444
	=========	=========	=========	=========

Operating income	$ 6,343	$ 1,212	$ 190	$ 7,745
Royalty income	1,806			1,806
Interest -- net	804	129		933
Other income (expense)	(150)	(6)	(4)	(160)
	---------------	---------------	---------------	---------------
Income before income taxes	$ 8,803	$ 1,335	$ 186	$ 10,324
	=========	=========	=========	=========

Nine Months Ended September 30, 2000

Sales	$ 96,974	$ 10,002		$ 106,976
Intercompany sales	(1,382)			(1,382)
	---------------	----------------	---------------	----------------
Total net sales	$ 95,592	$ 10,002		$ 105,594
	=========	=========	=========	=========

Operating income	$ 9,428	$ 1,406		$ 10,834
Royalty income	7,467			7,467
Interest -- net	1,608	87		1,695
Other income	109	2		111
	---------------	---------------	---------------	---------------
Income before income taxes	$ 18,612	$ 1,495		$ 20,107
	=========	=========	=========	=========

8.

In the opinion of Management, the accompanying consolidated condensed financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and changes in cash flows for the nine months ended September 30, 2001 and 2000, respectively.

Results of operations for the third quarter and the first nine months of each of the years is not necessarily indicative of results of operations for that entire year.
8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company generated net cash inflow from operations of $12,231,000 for the nine months ended September 30, 2001 as compared to a net cash outflow of $8,551,000 for the same period in 2000. The increase in net cash flow is primarily the result of a decrease in inventory purchases and a higher collection of accounts receivables as compared to the corresponding period of the prior year, offset by a change in the timing of payments for accounts payable and accrued expenses.

During the third quarter of 2001, the Company purchased from Wittnauer International Inc. and Wittnauer Worldwide, L.P., Wittnauer's trademarks for timepieces and related inventory and receivables for a purchase price of $11,613,000. The purchase price was funded from the Company's existing working capital balances.

The Company expects that existing cash balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

Results of Operations

Net sales decreased $6,121,000 and $8,150,000, for the three and nine months ended September 30, 2001, respectively, as compared to the prior year. Income before taxes decreased $3,831,000 and $9,783,000 for the three and nine months ended September 30, 2001, respectively, as compared to the prior year. Income before taxes includes $5,495,000 in the nine months ended September 30, 2000, relating to the settlement of all claims between the Company and Benetton.

The decrease in net sales for the three months ended September 30, 2001 as compared to the prior year was primarily attributable to a unit volume decrease in the Company's Bulova and Caravelle watch brands of 10.9% and 40.1%, respectively, as well as a decline in clock unit volume of 24.5%. The decrease in net sales for the nine months ended September 30, 2001, as compared to the same period in the prior year, is primarily attributable to the unit volume decrease in the Company's Bulova and Caravelle watch brands of 5.1% and 23.7%, respectively, as well as a decrease in clock unit volume of 19.8%. The unit volume decline for Bulova, Caravelle and clocks resulted in a combined decrease to net sales of $9,563,000 for the nine month period ended September 30, 2001, as compared to the same period in 2000, partially offset by unit price increases in the Bulova watch brand. The Company believes that the decline in unit volume reflects the continued economic downturn and consumer reluctance to make discretionary expenditures. The economic weakness has had a negative impact on the Company's retail customer base and the Company anticipates that this weakness will continue to impact the balance of 2001 and into 2002.

The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. Gross profit as a percentage of net sales increased to 53.7% and 53.3% for the three and nine months ended September 30, 2001, respectively, as compared to 52.3% and 50.7% for the prior year. This increase is attributable to style/sales mix within brands.

The Company's operating expenses consist primarily of advertising, selling, general and administrative expenses. Operating expenses as a percentage of net sales for the three and nine months ended September 30, 2001, were 48.0% and 45.3%, respectively, as compared to 39.4% and 40.4% for the corresponding prior year periods. The primary reason for these percentage variances is the sales decline noted above as well as the timing of marketing expenditures.

Royalty income represents payments by licensees in Europe and the Far East. Royalty income, excluding the Benetton settlement, decreased by $35,000 and $166,000 for the three and nine months ended September 30, 2001, respectively, as compared to the corresponding periods of the prior year.

The Company's principal Far East license agreement expires on December 31, 2001 and the Company's principal European license agreement has been extended to December 31, 2002. These agreements generated $2,544,000 of royalty income in 2000 and are expected to generate $2,300,000 of royalty income in 2001. The royalty for 2002 under the European license agreement has been reduced from the royalty provided for in 2000 and 2001, and the reduction could be substantial. In addition, the Company has not concluded negotiations for an extension or replacement of the principal Far East license agreement subsequent to December 31, 2001 and is unable to predict the outcome of these negotiations. Economic conditions may also reduce royalty income from European and Far East license agreements. These reductions will negatively impact revenues, results of operations and cash flow.

Interest income decreased by $239,000 and $768,000 for the three and nine months ended September 30, 2001 and 2000, respectively, due to a lower level of invested assets and lower interest rates during 2001, as compared to the prior year.

9
Foreign Currency

The Company imports most of its watch and clock products. During the first nine months of 2001, approximately 3% of the Company's purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars for product acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the three and nine months ended September 30, 2001 and 2000. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Accounting Standards

As previously reported, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective January 1, 2001. Adoption of SFAS No. 133 did not have a material impact on the Company's results of operations, equity or financial position.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. The Company has adopted this standard for the Wittnauer purchase.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company has adopted this standard for the Wittnauer purchase.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived assets, except for certain obligations of lessees. Adoption of this statement is required for fiscal years beginning after June 15, 2002. The Company is in the process of reviewing the impact this new standard may have on its operations and financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 essentially applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this Statement is required for fiscal years beginning after December 15, 2001. The Company is in the process of reviewing the impact this new standard may have on its operations and financial position.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    (a)  Current reports on Form 8-K -- On September 5, 2001, Registrant filed a report on Form 8-K regarding the issuance of a press release stating that through its subsidiaries it had acquired certain of Wittnauer's trademarks, related inventory and receivables from Wittnauer International, Inc. and Wittnauer Worldwide, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
(Registrant)

Dated: November 13, 2001	By:	/s/ John T. O'Reilly
JOHN T. O'REILLY
Chief Financial Officer
(Duly authorized officer and
principal financial officer)