Form 10-K
period 2001-12-31
BULOVA CORP
filed 2002-03-27
CIK 15310

============================================================================================
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

   As of February 28, 2002, 4,599,857 shares of Common Stock of the Registrant were outstanding and the aggregate market value of voting stock held by non-affiliates was approximately $3,639,948.

===========================================================================================

BULOVA CORPORATION
INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2001

Item		Page
No.	PART I	No.

1	BUSINESS	3

2	PROPERTIES	3

3	LEGAL PROCEEDINGS	4

4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	4

	PART II

5	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
	STOCKHOLDER MATTERS	4

6	SELECTED FINANCIAL DATA	4

7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	5

7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
	RISK	7

8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	9

9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	23

	PART III

10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	23

11	EXECUTIVE COMPENSATION	24

12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT	25

13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	26

	PART IV

14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
	FORM 8-K	26

PART I

Item 1. Business.

   Bulova Corporation (together with its subsidiaries referred to herein as "Registrant" or the "Company," unless the context otherwise requires) is a New York corporation. Loews Corporation ("Loews") owns approximately 97% of Registrant's outstanding Common Stock. See Item 12 below of this Form 10-K.

   Registrant is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. The principal watch brands are Bulova, Caravelle, Accutron and Wittnauer. In addition the Company sells watches and clocks with brand names from licensed third parties. The principal licensed brand is Harley Davidson. Clocks are primarily sold under the Bulova brand name. The Registrant's product breakdown includes luxury watch lines represented by Accutron and Wittnauer, a mid-ranged priced watch line represented by Bulova, and a lower-priced watch line represented by Caravelle.

   In September 2001, the Company through its subsidiaries, acquired Wittnauer trademarks, related inventory and receivables, including the Wittnauer trademark for timepieces. See Note 3 of the Notes to Consolidated Financial Statements.

   Bulova's principal markets are the United States, Canada and Mexico which accounted for 87%, 9% and 4%, respectively, of sales in 2001. In Europe and the Far East, Registrant has appointed licensees who market watches under Registrant's trademarks in return for a royalty. For additional information concerning Registrant's sales in foreign markets, see Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

   Registrant buys complete watches and clocks from foreign suppliers for substantially all of its products. Watch movements, cases and other components are also purchased from foreign suppliers. In the United States, most of Registrant's consumer products are sold through major department stores, jewelry store chains, and premium outlets through Registrant's commission sales force and independent sales representatives. In Canada and Mexico, Registrant, through marketing subsidiaries, sells directly to retailers. The customer base is comprised of large retailers, small local chains and local independent jewelry shops. In 2001, 2000 and 1999, one customer represented approximately 16%, 15% and 13%, respectively, of sales. No other customer represented more than 10% of the Company's sales.

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

   Registrant currently employs approximately 520 persons, approximately 190 of whom are union members, and has experienced satisfactory labor relations. The Company has comprehensive benefit plans for substantially all employees.

Item 2. Properties.

   The Company owns an 80,000 square foot plant in Woodside, New York used for executive and sales offices, watch distribution, service and warehouse purposes and also owns a 91,000 square foot plant in Brooklyn, New York, for clock service and warehouse purposes. In addition, the Company leases an approximately 31,000 square foot plant in Toronto, Canada, for watch and clock sales and service and leases approximately 5,400 square feet of office space in Mexico, Federal District.

3

Item 3. Legal Proceedings.

  The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company's results of operations, equity or financial position.

Item 4. Submission of Matters to a Vote of Security Holders. None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

MARKET PRICES

   The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Common Stock in the over-the-counter market.

	2001		2000

	High	Low	High	Low

First Quarter	$16.00	$13.13	$21.00	$17.50
Second Quarter	17.00	15.75	17.50	15.00
Third Quarter	30.00	16.75	15.00	13.50
Fourth Quarter	25.00	21.00	13.75	12.75

DIVIDEND INFORMATION

   The Company paid no dividends for the years ended December 31, 2001 and 2000.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

   There were approximately 1,330 holders of record of common stock of the Company at February 28, 2002.

Item 6. Selected Financial Data.
Year Ended December 31	2001	2000	1999	1998	1997

(In thousands, except per share data)

Results of Operations:
Net sales	$142,819	$149,806	$134,013	$129,157	$123,443
Net income	10,456	15,436	14,620	10,920	10,016
Net income per share	2.27	3.36	3.18	2.37	2.18

Financial Position:
Total assets	194,000	187,785	178,793	164,452	155,550
Shareholders' equity	131,151	121,532	106,749	91,831	81,943
Dividends per share	None	None	None	None	None
Shares of common stock outstanding	4,599	4,599	4,599	4,599	4,599

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS
2001 Compared with 2000

Net sales and income before income taxes decreased $6,987,000 and $9,193,000, or 4.7% and 34.1%, respectively, as compared to 2000. Income before taxes includes $5,495,000 in 2000, relating to the settlement of an arbitration proceeding with Benetton Group SpA ("Benetton").

The decrease in net sales is primarily attributable to the unit volume decrease of the Company's Bulova and Caravelle watch brands of 1.9% and 23.5%, respectively, as well as a decrease in clock unit volume of 11.8%. The unit volume decline for Bulova, Caravelle and clocks resulted in a combined decrease to net sales of $11,447,000 for the year ended December 31, 2001, partially offset by the addition of the Wittnauer watch brand representing $2,649,000 in 2001. The Company believes that the decline in the unit volume reflects the economic downturn and consumer reluctance to make discretionary expenditures.

The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. Gross profit as a percentage of net sales was 52.4% for the year ended December 31, 2001, as compared to 51.2% for the prior year. This increase is attributable to a shift from lower gross margin to higher gross margin product.

Selling, general and administrative expenses as a percentage of net sales for 2001 was 42.2%, as compared to 40.1% for the prior year. The primary reason for the increase is the sales decline noted above as well as systems development costs and hardware related to the Company's replatforming of its computer systems.

Royalty income represents payments by licensees in Europe and the Far East. Royalty income, excluding the Benetton settlement recognized in 2000, decreased $124,000 in 2001, as compared to the prior year.

The Company's principal Far East license agreement expired on December 31, 2001 and the Company's principal European license agreement has been extended without a minimum royalty clause, to December 31, 2002. The Company has signed a new distribution agreement for Brazil and has entered into a new license agreement for the territory of Hong Kong, China, Taiwan and Macao. The Company is also in the process of negotiating distribution agreements for the Philippines, Central America, Korea and Singapore and is unable to predict the outcome of these negotiations.

Interest -- net declined by $1,002,000 for 2001 due primarily to lower interest rates.

2000 Compared with 1999

Net sales and income before income taxes increased $15,793,000 and $6,212,000, or 11.8% and 29.9%, respectively, as compared to 1999. Income before income taxes in 2000 includes $5,495,000 relating to the Benetton arbitration proceeding settlement.

The increase in net sales was primarily attributable to the unit volume increase of the Company's Bulova and Accutron watch brands of 23.5% and 19.6%, respectively, partially offset by the decrease in clock unit volume of 6.2%, as compared to 1999. The growth in unit volume resulted in a combined increase to net sales of $16,516,000, as compared to 1999, partially offset by a decrease of $1,512,000 in clock net sales.

Gross profit as a percentage of net sales for the year ended December 31, 2000 was 51.2%, as compared to 50.8% for the year ended December 31, 1999. This increase was a result of the growth of watch sales, favorable sales mix of watches and clocks as compared to the prior year and the Company's product pricing strategy, partially offset by the lower clock sales.

Royalty income represents payments by licensees in Europe and the Far East, as well as proceeds of an arbitration settlement. The increase in royalty income as compared to 1999 is attributable to the settlement of all the arbitration proceedings and litigation with Benetton, as a result of which the Company recognized approximately $5,495,000 of royalty income in April 2000. Royalty income, exclusive of the settlement, decreased approximately $1,030,000 as compared to 1999. This decrease was due to the bankruptcy of the Company's Latin American distributor.

Interest -- net increased $408,000 or 25.8%, as compared to 1999, due primarily to an increase in the effective rate of return on invested assets.

Selling, general and administrative expenses as a percentage of net sales for the year ended December 31, 2000 was 40.1%, as compared to 38.8% for the year ended December 31, 1999. The increase was due to increased spending on brand support and commissions.

Foreign Currency

The Company imports most of its watch and clock products. In 2001, approximately 3% of the Company's purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars for product acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the years ended December 31, 2001, 2000 and 1999. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

The Company generated net cash from operations of $15,944,000 for the year ended December 31, 2001, as compared to net cash utilized of $15,930,000 for the same period in 2000. The increase in net cash flow is primarily the result of a decrease in inventory purchases and a higher collection of accounts receivables as compared to the prior year, offset by a change in the timing of accounts payable and accrued expenses.

During the third quarter of 2001, the Company purchased the Wittnauer trademarks for timepieces and related inventory and receivables for a purchase price of approximately $11,929,000. The purchase price was funded from the Company's existing working capital balances.

The Company expects that existing cash balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

Cash and cash equivalents amounted to $18,937,000 at December 31, 2001, as compared to $16,862,000 at December 31, 2000.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company has exposure to economic losses due to interest rate risk arising from changes in the level or volatility of interest rates. The Company mitigates its exposure to interest rate risk by maintaining investments with short-term maturities. As such, the Company does not believe these financial instruments present a significant exposure to market risk.

ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of long-lived assets, except for certain obligations of lessees. Adoption of this standard is required for fiscal years beginning after June 15, 2002. Adoption of this standard will not have a material impact on the Company's results of operations, equity or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 essentially applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this standard is required for fiscal years beginning after December 15, 2001. Adoption of this standard will not have a material impact on the Company's results of operations, equity or financial position.

In 2002, the Company is required to implement the provisions of the FASB's Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement characterization of sales incentives, including rebates, coupons and free products or services, offered voluntarily by a vendor without charge to the customer that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (i) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Adoption of this standard will not have a material impact on the Company's results of operations, equity or financial position.

FORWARD-LOOKING STATEMENTS

When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates" and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, changes in financial markets, significant changes in consumer spending patterns, competition in the Company's product areas, changes in foreign currency valuations in relation to the U.S. dollar, changes in foreign, political, social and economic conditions and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

See Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding Quantitative and Qualitative Disclosures about Market Risk.

INDEPENDENT AUDITORS' REPORT
The Board of Directors and Shareholders
of Bulova Corporation:

We have audited the accompanying consolidated balance sheets of Bulova Corporation and its subsidiaries (the "Corporation") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bulova Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
New York, New York
February 14, 2002

Item 8. Financial Statements and Supplementary Data.

CONSOLIDATED BALANCE SHEETS

Assets:

December 31	2001	2000

(Amounts in thousands of dollars)

Current assets:

Cash and cash equivalents (Note 1)	$ 18,937	$ 16,862

Receivables, less allowance for doubtful accounts and cash discounts of
$4,635 and $5,017 (Note 1)	77,008	70,686

Inventories (Note 1)	48,914	56,072

Prepaid expenses (Note 5)	2,607	2,969

Prepaid federal income tax (Notes 1 and 4)		630

Deferred income taxes (Notes 1 and 4)	11,809	10,712

Total current assets	159,275	157,931

Property, plant and equipment, at cost (Note 1):

Land, buildings and improvements	19,782	19,127

Machinery and equipment	3,973	3,108

Furniture, fixtures and leasehold improvements	4,945	4,501

	28,700	26,736
Less accumulated depreciation and amortization	12,055	11,111

Property, plant and equipment-net	16,645	15,625

Other assets:

Deferred income taxes (Notes 1 and 4)	12,904	14,057

Trademarks (Note 3)	4,983

Other assets	193	172

Total other assets	18,080	14,229

Total assets	$ 194,000	$ 187,785
=========================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Liabilities and Shareholders' Equity:

December 31	2001	2000

(Amounts in thousands of dollars)

Current liabilities:
Accounts payable	$ 8,391	$ 8,158
Accrued expenses:
Salaries, wages and commissions	2,903	3,339
Pension (Note 5)		33
Postretirement benefits (Note 5)	1,064	1,031
Advertising and promotions (Note 1)	3,788	5,131
Warranty (Note 1)	998	1,019
Federal income taxes (Notes 1 and 4)	1,140
Other	11,504	12,462

Total current liabilities	29,788	31,173

Other liabilities and credits:
Postretirement benefits payable (Note 5)	31,041	33,716
Pension benefits payable (Note 5)	2,020	1,364

Total other liabilities and credits	33,061	35,080

Commitments and contingent liabilities (Notes 2, 4, 5 and 8)

Shareholders' equity (Note 1):
Common stock, $5 par value:
Authorized: 7,500,000 shares
Issued: 4,600,000 shares	22,999	22,999
Additional paid-in capital	23,197	23,197
Retained earnings	89,226	78,770
Accumulated other comprehensive loss	(4,266)	(3,429)

	131,156	121,537
Less 1,000 shares of common stock held in treasury, at cost	5	5

Total shareholders' equity	131,151	121,532

Total liabilities and shareholders' equity	$ 194,000	$ 187,785
=========================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31	2001	2000	1999

(Amounts in thousands, except per share data)

Net sales	$ 142,819	$ 149,806	$ 134,013
Cost of sales	68,024	73,060	65,930

Gross profit	74,795	76,746	68,083

Selling, general and administrative expenses	60,265	60,071	51,939

Operating income	14,530	16,675	16,144

Royalty income (Note 8)	2,420	8,039	3,574
Interest -- net	990	1,992	1,584
Other income (expense)	(153)	274	(534)

Income before income taxes	17,787	26,980	20,768

Income taxes (Notes 1 and 4)	7,331	11,544	6,148

Net income	$ 10,456	$ 15,436	$ 14,620
=========================================================================================

Net income per share (Note 1)	$ 2.27	$ 3.36	$ 3.18
=========================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

					Accumulated
			Additional		Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Treasury
	Income	Stock	Capital	Earnings	(Loss) Income	Stock

(Amounts in thousands)

Balance, January 1, 1999		$ 22,999	$ 23,197	$ 48,714	$ (3,074)	$ (5)
Comprehensive income:
Net income	$ 14,620			14,620
	______________
Other comprehensive
income, net of taxes:
Exchange rate changes
during the year (net of
income tax benefit of $95)	(176)				(176)
Pension liability adjustment,
net (Note 5)	474				474
	______________
Other comprehensive income	298
	______________
Comprehensive income	$ 14,918
	=============
Balance, December 31, 1999		22,999	23,197	63,334	(2,776)	(5)
Comprehensive income:
Net income	$ 15,436			15,436
	______________
Other comprehensive
loss, net of tax benefit:
Exchange rate changes
during the year (net of
income tax benefit of $293)	(544)				(544)
Pension liability adjustment,
net (Note 5)	(109)				(109)
	______________
Other comprehensive loss	(653)
	______________
Comprehensive income	$ 14,783
	=============
Balance, December 31, 2000		22,999	23,197	78,770	(3,429)	(5)
Comprehensive income:
Net income	$ 10,456			10,456
	______________
Other comprehensive
loss, net of tax benefit:
Exchange rate changes
during the year (net of
income tax benefit of $226)	(419)				(419)
Pension liability adjustment,
net (Note 5)	(418)				(418)
	______________
Other comprehensive loss	(837)
	______________
Comprehensive income	$ 9,619
	=============
Balance, December 31, 2001		$ 22,999	$ 23,197	$ 89,226	$ (4,266)	$ (5)
		=============================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31	2001	2000	1999

(Amounts in thousands)

Operating Activities:

Net income	$ 10,456	$ 15,436	$ 14,620
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization of investments		8	(521)
Depreciation and amortization	920	855	741
Gain on disposition of assets		(3)
Provision for losses and cash discounts on accounts
receivable	1,095	2,804	2,597
Deferred income taxes	56	3,501	(2,634)
Changes in operating assets and liabilities-net:
Receivables	(3,977)	(10,119)	(9,755)
Inventories	10,383	(19,285)	2,150
Prepaid expenses	643	(2,056)	589
Other assets	(21)	3	41
Accounts payable and accrued expenses	(2,525)	3,206	2,859
Accrued federal and foreign income taxes	1,770	(1,681)	2,108
Other-net	(2,856)	(8,599)	(4,189)

	15,944	(15,930)	8,606

Investing Activities:

Acquisition of Wittnauer brand	(11,929)
Purchases of short-term investments		(9,444)	(24,579)
Proceeds from sales of short-term investments		21,500	33,000
Purchases of property, plant and equipment	(1,944)	(1,296)	(720)
Proceeds from disposal of property, plant and equipment	4	5

	(13,869)	10,765	7,701

Net change in cash and cash equivalents	2,075	(5,165)	16,307
Cash and cash equivalents, beginning of year	16,862	22,027	5,720

Cash and cash equivalents, end of year	$ 18,937	$ 16,862	$ 22,027
=========================================================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

Note 1. Summary of Significant Accounting Policies -

(a) Business -- The Company is engaged in the distribution and sale of watches and clocks for consumer use. The principal watch brands are Bulova, Caravelle, Accutron and Wittnauer. Clocks are principally sold under the Bulova brand name. Bulova's principal markets are the United States and Canada. Royalties are received from licensees principally in Europe and the Far East. Loews Corporation ("Loews") owns approximately 97% of the Company's outstanding voting stock.

(b) Principles of Consolidation -- The consolidated financial statements include all subsidiaries, which are 100% owned, and all material intercompany accounts and transactions have been eliminated.

(c) Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Cash and Cash Equivalents -- The Company classifies as cash equivalents all highly liquid investments with original maturities of three months or less. At December 31, 2001 and 2000, cash equivalents were comprised of investments in money-market accounts.

(e) Accounts Receivable and Concentration of Credit Risk -- Watches and clocks are sold to retail outlets throughout the United States, Canada and Mexico. The Company grants its retailers seasonal credit terms. For the years ended December 31, 2001 and 2000 accounts receivable were substantially comprised of balances due from retailers. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. One U.S. based customer accounted for approximately 16%, 15% and 13% of sales for the years ended December 31, 2001, 2000 and 1999, respectively. Although the Company's exposure to credit risk associated with non-payment by this customer is affected by conditions or occurrences within the retail industry, trade receivables from this customer were collected within terms; no other customer represented more than 10% of the Company's sales. The carrying amount of receivables approximates fair value.

(f) Inventories -- Substantially all inventory, consisting primarily of finished watches and clocks is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(g) Property, Plant and Equipment -- Depreciation is calculated on the straight-line method over the estimated useful lives of the various classes of assets. Leasehold improvements are, if such period is shorter, amortized over the life of the lease. Asset lives range from 2 to 12 years for machinery, equipment, and furniture and fixtures and from 15 to 40 years for buildings and improvements.

(h) Income Taxes -- The Company is included in Loews consolidated federal tax return. Under the tax allocation agreement between the Company and Loews, the Company is required to provide a current tax provision calculated on a stand-alone basis. The Company provides for deferred income taxes under the liability method, whereby deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. No provision is required for undistributed earnings of subsidiaries, since substantially all of these earnings may be remitted to the Company with little or no tax becoming payable.

(i) Advertising Costs -- Advertising costs for point of sale and media advertising as well as co-op advertising and promotional allowances are expensed as incurred.
(j) Warranty Costs -- The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.
(k) Reclassifications -- Certain amounts applicable to prior periods have been reclassified to conform to the 2001 presentation.
14

(l) Earnings Per Share and Shareholders' Equity -- Earnings per share has been computed on the basis of the weighted average number of shares outstanding during the periods (4,599,000 for each of the three years ended December 31, 2001). There are no potentially dilutive securities outstanding.

In addition to its common stock, the Company has authorized 500,000 shares of preferred stock with no par value.

(m) Foreign Currency Adjustment -- The effect of changes in exchange rates in translating foreign currency financial statements is accumulated as a separate component of other comprehensive income in the statement of shareholders' equity.

(n) Forward Exchange Contracts -- In connection with purchases of inventory, from time to time, the Company enters into forward exchange contracts in order to hedge its exposure to fluctuations in foreign currency exchange rates. These agreements generally involve the exchange of one currency for a second currency at some future date. Counterparties to these agreements are major international financial institutions. During the years ended December 31, 2001 and 2000, no foreign exchange contracts were entered into.

(o) Impairment of Long-Lived Assets -- The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and certain intangibles, under certain circumstances, are reported at the lower of carrying amount or fair value. Assets to be disposed of by the Company are recorded at the lower of carrying amount or fair value less cost to sell.

(p) Accounting Pronouncements -- In 2002, the Company is required to implement the provisions of the FASB's Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement characterization of sales incentives, including rebates, coupons and free products or services, offered voluntarily by a vendor without charge to the customer that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (i) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Adoption of this standard will not have a material impact on the Company's results of operations, equity or financial position.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. The Company has adopted this standard for the acquisition of the Wittnauer brand.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company has adopted this standard for the acquisition of the Wittnauer brand.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of long-lived assets, except for certain obligations of lessees. Adoption of this standard is required for fiscal years beginning after June 15, 2002 and will not have a material impact on the Company's results of operations, equity or financial position.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 essentially applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this standard is required for fiscal years beginning after December 15, 2001 and will not have a material impact on the Company's results of operations, equity or financial position.

Note 2. Related Parties -

The Company and Loews have entered into a services agreement pursuant to which Loews provides to the Company various administrative services, including among other things, data processing, purchasing, accounts payable, printing, tax return preparation, insurance and cash management services. In addition, the Company provides Loews with warehousing services. Pursuant to this agreement, each party reimburses the other in an amount not to exceed the allocated costs of the services provided. The Company paid Loews $3,000, $3,009 and $2,659 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company has reimbursed to Loews approximately $538, $540 and $518 in salaries and related employee benefits for the years ended December 31, 2001, 2000, and 1999, respectively, for employees of Loews on loan to the Company.

In 2000, the Company started a business process re-engineering project to update its operational and financial data processing systems including new hardware and software and the relocation of its data processing activities from the Loews mainframe environment to a stand-alone client server network. Certain costs were paid by Loews and the Company paid its direct costs and costs allocated to it. Reflected in the financial statements are those costs incurred and paid directly by the Company and those costs allocated to it by Loews. Total direct and allocated costs paid by the Company during the years ended December 31, 2001 and 2000 were approximately $1,600 and $900, respectively. Of these costs, approximately $990 were capitalized.

The Company participates in blanket insurance policies, primarily relating to property and casualty and general liability insurance, which cover properties and facilities of Loews and certain of its subsidiaries, including the Company. The Company reimbursed to Loews approximately $254, $222 and $242, for premiums paid during the years ended December 31, 2001, 2000 and 1999, respectively.

Certain of the Company's employee health and life insurance benefits are provided by an insurance subsidiary of CNA Financial Corporation, an 89% owned subsidiary of Loews. Premiums and fees for such insurance amounted to approximately $165, $153 and $198 during the years ended December 31, 2001, 2000 and 1999, respectively.

Note 3. Acquisition of Wittnauer Brand -

On September 5, 2001, the Company through its subsidiaries, acquired the Wittnauer trademarks, related inventory and receivables, including the Wittnauer trademark for timepieces, for a purchase price, including related payments, aggregating approximately $11,929. The acquisition of the Wittnauer brand has been accounted for under the purchase method in accordance with SFAS No. 141, "Business Combinations." Net sales in 2001 of the Wittnauer brand were not material in relation to the Consolidated Statements of Income of the Company. Pro forma data had the acquisition occurred on January 1, 2001 or January 1, 2000 was not available. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," no amortization has been recorded, since the life of the trademarks is believed to be indefinite. For tax purposes, the trademarks will be amortized over 15 years. The purchase price was funded from the Company's existing working capital balances. The following table summarizes the estimated fair values of the assets acquired at the date of acquisition.

Current assets:
Accounts receivable	$ 3,440
Inventories	3,225
Prepaid expenses	281

Total current assets	6,946

Trademarks	4,983

Total assets acquired	$ 11,929
=========================================================================================

Note 4. Income Taxes -

As previously noted, the Company and Loews have a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns, which include the Company and its subsidiaries. Under the agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in the return, or (ii) pay to Loews an amount, if any, equal to federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. Under this agreement, the Company was required to pay Loews approximately $4,318, $5,034 and $6,278 for the years ended December 31, 2001, 2000 and 1999, respectively. This agreement may be cancelled by the Company or Loews upon thirty days written notice. No valuation allowance is deemed necessary in these financial statements as in the opinion of management, it is more likely than not that such deferred tax assets will be realized.

Income before income taxes and income tax expense (benefit) consisted of the following:

Year Ended December 31	2001	2000	1999

Income before income taxes:
Domestic	$ 15,056	$ 24,379	$ 19,082
Foreign	2,731	2,601	1,686

Total	$ 17,787	$ 26,980	$ 20,768
=========================================================================================

Year Ended December 31	2001	2000	1999

Income tax expense (benefit):
Federal:
Current	$ 4,318	$ 5,034	$ 6,278
Deferred	277	2,553	2,926
State and local:
Current	1,545	1,920	1,898
Deferred	61	964	(5,670)
Foreign:
Current	1,073	1,440	956
Deferred	57	(367)	(240)

Income tax expense	$ 7,331	$ 11,544	$ 6,148
=========================================================================================

Deferred tax assets (liabilities) are as follows:

December 31	2001	2000

Employee benefits	$ 13,871	$ 15,524
Inventory	8,611	5,394
Accrued expenses	374	1,940
Accounts receivable	1,857	1,911

Deferred tax assets -- net	$ 24,713	$ 24,769
=========================================================================================

Income taxes differ from that computed at the U.S. statutory rate for the following reasons:

Year Ended December 31	2001	2000	1999

Income taxes computed at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	5.5	6.9	7.0
Foreign taxes	1.0	.9	.6
Valuation allowance and settlement of prior year tax			(13.0)
Other	(.3)

Effective income tax rate	41.2%	42.8%	29.6%
========================================================================================

Federal, foreign, state and local income tax payments amounted to approximately $4,337, $8,599 and $4,225 for the years ended December 31, 2001, 2000 and 1999, respectively.

Federal income tax returns of Loews have been examined through 1997 and settled through 1994. The years 1998 through 2000 are currently under examination. The Company's Canadian tax returns have been examined and settled through 1996 and the years 1997 through 2000 are currently under examination. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the consolidated balance sheet is believed to be adequate to cover any additional assessments which may be made by federal, foreign, state and local tax authorities and should not have a material effect on the financial condition or results of operations of the Company.

Note 5. Benefit Plans -

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

At December 31, 2001, 2000 and 1999, the Company's minimum pension liability exceeded its unrecognized prior service cost and net transition obligation by $2,020, $1,364 and $1,226, respectively. This excess is recorded as a reduction to shareholders' equity of $1,170, $752 and $643, net of tax benefits of $630, $405 and $346 and intangible assets of $220, $207 and $236 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Components of net periodic benefit costs are as follows:
	Pension Benefits			Other Postretirement Benefits

Year Ended December 31	2001	2000	1999	2001	2000	1999

Service costs	$ 797	$ 669	$ 808	$ 77	$ 118	$ 99
Interest cost	2,177	2,154	2,024	932	944	625
Expected return on plan assets	(1,983)	(1,814)	(1,577)
Amortization of unrecognized
net asset		(478)	(478)
Amortization of unrecognized
net loss (gain)		58	231	(1,012)	(1,440)	(1,551)
Amortization of unrecognized
prior service cost	29	29	29	(1,575)	(1,231)	(1,230)

Net periodic benefit costs (income)	$ 1,020	$ 618	$ 1,037	$ (1,578)	$ (1,609)	$ (2,057)
=========================================================================================

Changes in benefit obligations are as follows:
			Other
	Pension Benefits		Postretirement Benefits

	2001	2000	2001	2000

Benefit obligation at January 1	$ 30,407	$ 27,811	$ 13,026	$ 12,294
Service cost	797	669	77	118
Interest cost	2,177	2,154	932	944
Plan participants' contributions			334	268
Amendments	42		(338)	(2,592)
Actuarial loss	1,325	1,557	1,626	3,294
Benefits paid	(1,853)	(1,784)	(1,398)	(1,300)

Benefit obligation at December 31	32,895	30,407	14,259	13,026

Change in plan assets:

Fair value of plan assets at January 1	26,868	22,640
Actual return on plan assets	2,292	3,450
Company contributions	2,771	2,562	1,064	1,032
Plan participants' contributions			334	268
Benefits paid	(1,853)	(1,784)	(1,398)	(1,300)

Fair value of plan assets at December 31	30,078	26,868

Benefit obligation over plan assets	2,817	3,539	14,259	13,026
Unrecognized net actuarial (loss) gain	(4,315)	(3,299)	8,603	11,240
Unrecognized prior service (cost) gain	(220)	(207)	9,243	10,481

Net benefit obligation	$ (1,718)	$ 33	$ 32,105	$ 34,747
=========================================================================================

Amounts recognized in the balance sheet consist of:
			Other
	Pension Benefits		Postretirement Benefits

December 31	2001	2000	2001	2000

Accrued benefit liability	$ 302	$ 1,397	$ 32,105	$ 34,747
Intangible asset	(220)	(207)
Accumulated other comprehensive loss	(1,800)	(1,157)

Net benefit obligation (prepaid)	$ (1,718)	$ 33	$ 32,105	$ 34,747
========================================================================================

Weighted-average assumptions are as follows:

	Pension Benefits			Other Postretirement Benefits

Year Ended December 31	2001	2000	1999	2001	2000	1999

Discount rate	7.25	7.50%	8.00%	7.25	7.50%	8.00%
Expected return on plan assets	7.50	8.00%	6.75%
Rate of compensation increase	5.25	5.50%	5.50%

For measurement purposes, a trend rate of 9.0% pre-65 and 11.0% post-65, for covered costs was used. These trend rates are expected to decrease gradually to 5.0% at a rate of .5% per annum. An increase (or decrease) of one percentage point in assumed health care cost trend rates would increase (or decrease) the postretirement benefit obligation by approximately $1,362 (or $1,197) and the total of service and interest cost components of net periodic postretirement benefit cost by approximately $113 (or $78).

Note 6. Quarterly Financial Data (Unaudited) -

2001 Quarters Ended	Dec. 31	Sept. 30	June 30	March 31

Net sales	45,375	34,658	30,746	32,040
Cost of sales	22,470	16,048	14,927	14,579
Net income	4,516	1,575	1,926	2,439
Net income per share	.98	.34	.42	.53

2000 Quarters Ended	Dec. 31	Sept. 30	June 30	March 31

Net sales	$44,212	$40,779	$29,538	$35,277
Cost of sales	20,989	19,469	14,658	17,944
Net income	3,921	3,772	4,988	2,755
Net income per share	.86	.82	1.08	.60

The Company's net sales are traditionally greater in the third and fourth quarters in anticipation of the winter holiday season.

Note 7. Geographic Information -

The Company operates predominantly in a single industry segment, that being the distribution and sale of watches and clocks under the brand names of Bulova, Caravelle, Accutron and Wittnauer. Substantially all of the Company's sales are in the United States, Canada and Mexico. The Company commenced operations in Mexico in November 2000. The Company evaluates performance based on operating earnings of the respective geographic area and the geographic distributions of the Company's identifiable assets and operating results are summarized in the following tables:

Year Ended December 31, 2001	United States	Canada	Mexico	Total

Sales	$ 128,830	$ 13,700	$ 5,281	$ 147,811
Intercompany sales	(4,992)			(4,992)

Total net sales	$ 123,838	$ 13,700	$ 5,281	$ 142,819
========================================================================================

Operating income	$ 11,414	$ 2,083	$ 1,033	$ 14,530
Royalty income	2,420			2,420
Interest -- net	840	150		990
Other income (expense)	(149)	(4)		(153)

Income before income taxes	$ 14,525	$ 2,229	$ 1,033	$ 17,787
========================================================================================
Identifiable assets	$ 176,101	$ 13,884	$ 4,015	$ 194,000
========================================================================================

Year Ended December 31, 2000

Sales	$ 136,463	$ 14,196	$ 1,311	$ 151,970
Intercompany sales	(2,164)			(2,164)

Total net sales	$ 134,299	$ 14,196	$ 1,311	$ 149,806
=========================================================================================

Operating income	$ 14,211	$ 2,220	$ 244	$ 16,675
Royalty income	8,039			8,039
Interest -- net	1,863	129		1,992
Other income (expense)	266	9	(1)	274

Income before income taxes	$ 24,379	$ 2,358	$ 243	$ 26,980
=========================================================================================
Identifiable assets	$ 172,144	$ 13,211	$ 2,430	$ 187,785
=========================================================================================

Year Ended December 31, 1999	United States	Canada	Mexico	Total

Sales	$ 122,360	$ 13,991		$ 136,351
Intercompany sales	(2,338)			(2,338)

Total net sales	$ 120,022	$ 13,991		$ 134,013
=========================================================================================

Operating income	$ 14,527	$ 1,617		$ 16,144
Royalty income	3,574			3,574
Interest -- net	1,516	68		1,584
Other income (expense)	(535)	1		(534)

Income before income taxes	$ 19,082	$ 1,686		$ 20,768
=========================================================================================
Identifiable assets	$ 166,303	$ 12,490		$ 178,793
=========================================================================================

Note 8. Contingencies and Litigation -

(a) Environmental Matters -- Prior to 1996, the Company had received notice of environmental contaminates at various manufacturing facilities. The Company has provided for the expected costs of remediation in those earlier years. The Company has cooperated with the current owners of those properties and the appropriate regulatory agencies and believes that it has substantially addressed these contingencies.

(b) Arbitral Award -- On April 26, 2000 the Company and Benetton settled all claims relating to an arbitration proceeding concerning a licensing agreement which had terminated in 1996. As a result of this settlement and additional cash payments by Benetton to the Company in connection therewith, the Company recognized royalty income of approximately $5,495 ($3,064 net of taxes, or $.67 per share), in the year ended December 31, 2000.

(c) Leasing -- The Company leases certain of its warehouse and office facilities. The annual future minimum lease payments under operating leases is $184 per year for the four years ending December 31, 2005, $187 in the year ended December 31, 2006 and an aggregate of $1,318 thereafter.

(d) Legal Proceedings -- The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company's results of operations, equity or financial position.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None

                                                                                               PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors
		Principal Occupations	Director of
		During Past Five Years	the Company
Name	Age	and Other Directorships	Since

Andrew H. Tisch	52	Chairman of the Board of the Company. Mr. Tisch has served as the Chairman of the Executive Committee and a member of the Office of the President of Loews since January 1999. Prior thereto he had been Chairman of the Management Committee of Loews. Mr. Tisch is also a director of Loews, Zale Corporation and Canary Wharf Group plc.	1979

Herbert C. Hofmann	59	President and Chief Executive Officer of the Company. Mr. Hofmann is also a director of Diamond Offshore Drilling, Inc. (53% owned subsidiary of Loews) and also serves as Senior Vice President of Loews.	1979

Harry B. Henshel	83	Vice Chairman of the Board of the Company.	1958

Laurence A. Tisch	79	Co-Chairman of the Board of Loews. Prior to January 1999, Mr. Tisch had also been Co-Chief Executive Officer of Loews. Mr. Tisch is also Chief Executive Officer and a director of CNA Financial Corporation ("CNA") (89% owned subsidiary of Loews). Mr. Tisch also serves as a director of Automatic Data Processing, Inc.	1979

Preston R. Tisch	75	Co-Chairman of the Board of Loews. Prior to January 1999, Mr. Tisch had also been Co-Chief Executive Officer of Loews. Mr. Tisch had been a director of Loews from 1960 to 1986, when he resigned to serve as Postmaster General of the United States. He was re-elected a director of Loews in March 1988. Mr. Tisch is also a director of CNA and Hasbro, Inc.	1988

Messrs. Laurence A. Tisch and Preston R. Tisch are brothers and Mr. Andrew H. Tisch is the son of Mr. Laurence A. Tisch. There are no other family relationships among any of the Company's directors.

Each director serves until the annual meeting of shareholders next succeeding his election and until his successor shall have been duly elected and qualified.

(b)  Executive Officers.
			First Became an
Name	Position and Offices Held	Age	Officer

Herbert C. Hofmann	President and Chief Executive Officer	59	1985
Warren J. Neitzel	General Counsel and Corporate Secretary	51	1993
John T. O'Reilly	Chief Financial Officer	41	1996
Paul S. Sayegh	Chief Operating Officer	58	1979

  There are no family relationships among the above. Officers are elected and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors. All officers of the Company have been engaged actively and continuously in the business of the Company and its subsidiaries for more than the past five years.

Item 11. Executive Compensation.

(a) General.

  The following table sets forth information for the years indicated regarding the compensation of the chief executive officer and each of the other three most highly compensated executive officers of the Company whose compensation exceeded $100,000 as of December 31, 2001, for services in all capacities to the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary

Herbert C. Hofmann	2001	-
President and Chief Executive Officer (a)	2000	-
	1999	-

Paul S. Sayegh	2001	$ 296,000
Chief Operating Officer	2000	282,000
	1999	278,000

Warren J. Neitzel	2001	177,000
General Counsel and Corporate Secretary	2000	164,000
	1999	153,000

John T. O'Reilly	2001	137,000
Chief Financial Officer	2000	125,000
	1999	117,000
_________

  (a) Mr. Hofmann is compensated by Loews. Included in the charges to the Company under a Services Agreement, as discussed in Item 13 of this Form 10-K, was $240,000 for Mr. Hofmann's services in each of the years ended December 31, 2001, 2000 and 1999.

(b) Compensation Pursuant to Plans.

  Information with respect to certain non-cash compensation made available to the Company's executive officers in 2001, has not been included because the incremental costs thereof to the Company was below the Securities and Exchange Commission's required disclosure threshold.

  The Company provides a non-contributory retirement plan (the "Plan"), for all employees, except for those covered by Loews's benefit plans, which Plan provides pensions upon retirement at one and one-half per cent of the employee's annual compensation during each year of credited service after December 31, 1976, plus one and one-half per cent of annual compensation for the year 1976 multiplied by the number of years of credited service rendered prior to January 1, 1977. Compensation under the Plan includes all compensation as an employee included in the table above. Pension benefits are not subject to reduction for Social Security benefits or other amounts. The following table shows estimated annual benefits payable upon retirement under the Plan for various amounts of average compensation and years of credited service, based upon retirement in 2002 and a straight life annuity form of pension. Other forms of pension payments are also available under the Plan. Pension benefits may be limited by the Internal Revenue Code.

	Estimated Annual Pension for Representative
Remuneration	Years of Credited Service

	15	20	25	30	35

$ 50,000	$ 11,250	$15,000	$ 18,750	$ 22,500	$ 26,250
100,000	22,500	30,000	37,500	45,000	52,500
150,000	33,750	45,000	56,250	67,500	78,750
200,000	45,000	60,000	75,000	90,000	105,000
250,000	56,250	75,000	93,750	112,500	131,250

  The years of credited service and the estimated annual retirement benefit payable at normal retirement age for the following officers are as follows:
		Estimated Annual
Name	Years	Retirement Benefit

Herbert C. Hofmann*
Warren J. Neitzel	21	$66,115
Paul S. Sayegh*
John T. O'Reilly*

*Not covered under the Plan.
Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners.

  The only person known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's voting securities is Loews, which owns beneficially 4,459,859 shares of the outstanding Common Stock of Registrant as of February 28, 2002 constituting approximately 97% of the total shares of Common Stock outstanding. Loews's principal executive offices are located at 667 Madison Avenue, New York, New York 10021-8087. For information with respect to the principal holders of the outstanding voting securities of Loews, see Item 12 (b) below.

(b) Security Ownership of Management.

  The following table sets forth certain information, as of February 28, 2002, with respect to the shares of Registrant's Common Stock and shares of Loews Common Stock beneficially owned by each of the directors of the Company and executive officers named above and by all directors and executive officers of the Company as a group:

			Shares of
Name of Individual	Shares of		Loews
or Number of	Common	Percent of	Common	Percent of
Persons in Group	Stock (1)	Class	Stock (1)	Class

Harry B. Henshel	100	*
Herbert C. Hofmann			8,500(2)	*
Warren J. Neitzel
John T. O'Reilly
Paul S. Sayegh			1,700(3)	*
Andrew H. Tisch			2,784,500(4)	1.5%
Laurence A. Tisch			18,617,996(5)	9.7%
Preston R. Tisch			29,983,184(6)	15.7%
All directors and executive officers as a
group (8 listed above)	100	*	51,395,880	26.9%

*Represents less than 1% of the outstanding shares of stock.

  (1) Except as otherwise indicated, the persons listed as beneficial owners of shares of stock have sole voting and investment power with respect to such shares. All share amounts reflect a two-for-one split effective March 21, 2001.

(2) Includes 8,500 shares of Loews Common Stock issuable upon the exercise of options granted under the Loews Corporation 2000 Stock Option Plan which are currently exercisable.

(3) Includes 1,700 shares of Loews Common Stock issuable upon the exercise of options granted under the Loews Corporation 2000 Stock Option Plan which are currently exercisable.

  (4) Includes 15,000 shares of Loews Common Stock issuable upon the exercise of options granted under the Loews Corporation 2000 Stock Option Plan which are currently exercisable. Also includes 2,765,500 shares of Loews Common Stock held by a trust of which Mr. A. H. Tisch is the managing trustee and beneficiary. In addition, 40,000 shares of Loews Common Stock are held by a charitable foundation as to which Mr. A. H. Tisch has shared voting and investment power.

  (5) Includes 4,000,000 shares of Loews Common Stock held of record by the wife of Mr. L.A. Tisch. Also includes 4,000,000 shares of Loews Common Stock held by Mr. L.A. Tisch as trustee of a trust for the benefit of his wife, as to which he has sole voting and investment power.

  (6) Includes 440,000 shares of Loews Common Stock held of record by the wife of Mr. P.R. Tisch. Also includes 5,755,188 shares of Loews Common Stock held by Mr. P.R. Tisch as trustee of a trust for the benefit of his wife, as to which he has sole voting and investment power.

Item 13. Certain Relationships and Related Transactions.

  The Company and Loews have entered into a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns which include the Company and its subsidiaries. Under this agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in Loews's consolidated federal income tax return or (ii) pay to Loews an amount, if any, equal to the federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. This agreement may be canceled by the Company or Loews upon thirty days written notice. Pursuant to this agreement, the Company made estimated payments to Loews for the year ended December 31, 2001 amounting to $3,297,000.

  The Company and Loews have entered into a services agreement pursuant to which Loews provides to the Company various administrative services, including among other things, data processing, purchasing, accounts payable, printing, tax return preparation, insurance and cash management services. In addition, the Company provides Loews with warehousing services. Pursuant to this agreement, each party reimburses the other in an amount not to exceed the allocated costs of the services provided. The Company paid Loews $3,000,000 for services provided during 2001. In addition, the Company has reimbursed to Loews approximately $538,000 in salaries and related employee benefits for 2001 for employees of Loews on loan to the Company.

  The Company participates in blanket insurance policies, primarily relating to property and casualty and general liability insurance, which cover properties and facilities of Loews and certain of its subsidiaries, including the Company. The Company reimbursed to Loews approximately $254,000 for premiums paid with respect to 2001.

Certain of the Company's employee health and life insurance benefits are provided by an insurance subsidiary of CNA. Premiums and fees for such insurance amounted to approximately $165,000 for 2001.

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

Page
Number
_______

2. Financial statement schedules:

Independent Auditors' Report		8
Bulova Corporation and Subsidiaries:
Schedule II-Valuation and Qualifying Accounts		29

3. Exhibits:
Exhibit
	Description	Number
	__________	_______

(3)	Articles of Incorporation and By-Laws

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

10(c)
(21)	Subsidiaries of the Registrant

	List of subsidiaries of Registrant	21*

*Filed herewith

(b)	Reports on Form 8-K:

  On September 5, 2001, Registrant filed a report on Form 8-K regarding the issuance of a press release stating that through its subsidiaries it had acquired certain of Wittnauer's trademarks, related inventory and receivables from Wittnauer International, Inc. and Wittnauer World, L.P.

SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION

Dated: March 27, 2002	By	/s/ John T. O'Reilly
______________________________________
(John T. O'Reilly, Chief Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 27, 2002	By	/s/ Herbert C. Hofmann
_______________________________________
(Herbert C. Hofmann, President, Chief
Executive Officer and Director)

Dated: March 27, 2002	By	/s/ John T. O'Reilly
_______________________________________
(John T. O'Reilly, Chief Financial Officer)

/s/ Harry B. Henshel
Dated: March 27, 2002	By	_______________________________________
(Harry B. Henshel, Director)

Dated: March 27, 2002	By	/s/ Andrew H. Tisch
_______________________________________
(Andrew H. Tisch, Director)

Dated: March 27, 2002	By	/s/ Laurence A. Tisch
_______________________________________
(Laurence A. Tisch, Director)

Dated: March 27, 2002	By	/s/ Preston R. Tisch
_______________________________________
(Preston R. Tisch, Director)

Schedule II

BULOVA CORPORATION AND SUBSIDIARES

Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
_________	_________	________	________	________

Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
__________	_________	_________	__________	_________
`
Year Ended December 31, 2001
(In thousands of dollars)

Allowance for doubtful accounts	$ 3,932	$ 725	$ 415 (a)	$ 4,242
Allowance for cash discounts	1,085	370	1,062	393

	$ 5,017	$ 1,095	$ 1,477	$ 4,635
========================================================

Year Ended December 31, 2000

Allowance for doubtful accounts	$ 3,540	$ 1,134	$ 742 (a)	$ 3,932
Allowance for cash discounts	631	1,670	1,216	1,085

	$ 4,171	$ 2,804	$ 1,958	$ 5,017
========================================================

Year Ended December 31, 1999

Allowance for doubtful accounts	$ 3,222	$ 1,336	$ 1,018 (a)	$ 3,540
Allowance for cash discounts	617	1,261	1,247	631

	$ 3,839	$ 2,597	$ 2,265	$ 4,171
========================================================

______________

  Includes doubtful accounts written off net of recoveries.