Form 10-Q
period 2002-03-31
BULOVA CORP
filed 2002-05-14
CIK 15310

==========================================================================================

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________    to ____________

Commission file number	1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

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
Yes	X	No
	_________	__________

Class		Outstanding at May 3, 2002
___________________________		__________________________
Common stock, $5 par value		4,599,857 shares
========================================================================================== Page 1

                                                               BULOVA CORPORATION

                                                      INDEX TO QUARTERLY REPORT ON
                                                             FORM 10-Q FILED WITH THE
                                              SECURITIES AND EXCHANGE COMMISSION

                                                For the quarterly period ended March 31, 2002
Item No.	Part I. Financial Information	Page No.
______		______

1.	Financial Statements
	Consolidated Condensed Balance Sheets March 31, 2002 and December 31, 2001	3

	Consolidated Condensed Statements of Income
	Three months ended March 31, 2002 and 2001	4

	Consolidated Condensed Statements of Cash Flows
	Three months ended March 31, 2002 and 2001	5

	Notes to Consolidated Condensed Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K	11

                                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)
______________________________________________________________________________________

	March 31,	December 31,
Assets	2002	2001
______________________________________________________________________________________

Current Assets:
Cash and cash equivalents	$ 22,475	$ 18,937
Investments	14,927
Accounts and notes receivable-net	55,003	77,008
Inventories, principally watches and clocks	44,889	48,914
Prepaid expenses	2,160	2,607
Deferred income taxes	11,542	11,809
______________________________________________________________________________________
Total current assets	150,996	159,275
______________________________________________________________________________________

Property, plant and equipment-net	16,436	16,645
______________________________________________________________________________________

Other assets:
Deferred income taxes	12,773	12,904
Trademarks	4,983	4,983
Other	529	193
______________________________________________________________________________________
Total other assets	18,285	18,080
______________________________________________________________________________________
Total assets	$ 185,717	$ 194,000
=====================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	2,144	8,391
Accrued expenses	16,599	20,257
Accrued federal and foreign taxes	1,535	1,140
______________________________________________________________________________________
Total current liabilities	20,278	29,788
______________________________________________________________________________________

Other liabilities and credits:
Postretirement benefits payable	30,678	31,041
Pension benefits payable	2,020	2,020
______________________________________________________________________________________
Total other liabilities and credits	32,698	33,061
______________________________________________________________________________________
Shareholders' equity	132,741	131,151
______________________________________________________________________________________
Total liabilities and shareholders' equity	$ 185,717	$ 194,000
===================================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
______________________________________________________________________________________

	Three Months Ended
	March 31,
______________________________________________________________________________________
	2002	2001
______________________________________________________________________________________

Net sales	$ 31,446	$ 32,040
Cost of sales	15,017	14,579
______________________________________________________________________________________

Gross profit	16,429	17,461
Selling, general and administrative expenses	14,417	14,022
______________________________________________________________________________________

Operating income	2,012	3,439
Royalty income	818	571
Interest -- net	67	258
Other income	55	4
______________________________________________________________________________________

Income before income taxes	2,952	4,272
Income tax expense	1,332	1,833
______________________________________________________________________________________
Net income	$ 1,620	$ 2,439
=====================================================================================
Net income per share	$ .35	$ .53
=====================================================================================
Weighted average number of shares outstanding	4,599	4,599
=====================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
_____________________________________________________________________________________

	Three Months Ended
	March 31,
_____________________________________________________________________________________
	2002	2001
______________________________________________________________________________________

Operating Activities:

Net income	$ 1,620	$ 2,439
Adjustments to reconcile net income to net cash provided by
operating activities	1,185	1,172
Changes in assets and liabilities-net:
Accounts and notes receivable	21,498	18,254
Inventories	4,025	1,369
Prepaid expenses	447	1,135
Other assets	(336)	(49)
Accounts payable and accrued expenses	(9,905)	(12,309)
Accrued federal and foreign income taxes	395	1,964
Other liabilities and credits	(393)	(755)
______________________________________________________________________________________
	18,536	13,220
______________________________________________________________________________________

Investing Activities:

Purchases of property, plant and equipment	(108)	(7)
Purchases of investments	(14,890)
______________________________________________________________________________________
	(14,998)	(7)
______________________________________________________________________________________

Net change in cash and cash equivalents	3,538	13,213
Cash and cash equivalents, beginning of period	18,937	16,862
______________________________________________________________________________________

Cash and cash equivalents, end of period	$ 22,475	$ 30,075
===================================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.

See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 27, 2002. There have been no changes in significant accounting policies since December 31, 2001.

(a) Accounting Pronouncements - In 2002, the Company implemented the provisions of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement characterization of sales incentives, including rebates, coupons and free products or services, offered voluntarily by a vendor without charge to the customer that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (i) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Adoption of this standard did not have a material impact on the Company's results of operations, equity or financial position.

In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. The Company has not recorded any amortization expense in either of the three month periods ended March 31, 2002 and 2001. As permitted by SFAS No. 142, the Company will complete goodwill and other acquired intangible asset impairment tests in 2002. Any resulting asset impairments will be recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. The Company has adopted this standard for the acquisition of the Wittnauer brand.

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

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 essentially applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this standard did not have a material impact on the results of operations, equity or financial position of the Company.

(b) The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated condensed financial statements have not been audited, however, in the opinion of Management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001 and the results of operations and changes in cash flows for the three months ended March 31, 2002 and 2001.

Results of operations for the first quarter of each of the years is not necessarily indicative of results of operations for that entire year.
Page 6
2.

Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $918 and $1,759 for the three months ended March 31, 2002 and 2001, respectively.

See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001.
3.

Loews provides administrative and managerial services for which the Company was charged $750 in each of the three months ended March 31, 2002 and 2001, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

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

	United
Three Months Ended March 31, 2002	States	Canada	Mexico	Total
______________________________________________________________________________________

Sales	$ 28,714	$ 2,985	$ 771	$ 32,470
Intercompany sales	(1,024)			(1,024)
______________________________________________________________________________________
Total net sales	$ 27,690	$ 2,985	$ 771	$ 31,446
=====================================================================================

Operating income	$ 1,891	$ 54	$ 67	$ 2,012
Royalty income	818			818
Interest-net	52	15		67
Other income (expense)	54	1		55
______________________________________________________________________________________
Income before income taxes	$ 2,815	$ 70	$ 67	$ 2,952
=====================================================================================

Three Months Ended March 31, 2001
______________________________________________________________________________________

Sales	$ 29,526	$ 2,656	$ 856	$ 33,038
Intercompany sales	(998)			(998)
______________________________________________________________________________________
Total net sales	$ 28,528	$ 2,656	$ 856	$ 32,040
=====================================================================================

Operating income	$ 3,079	$ 200	$ 160	$ 3,439
Royalty income	571			571
Interest-net	205	53		258
Other income	7	(3)		4
______________________________________________________________________________________
Income before income taxes	$ 3,862	$ 250	$ 160	$ 4,272
=====================================================================================

5.

For the three months ended March 31, 2002 and 2001, comprehensive income totaled $1,590 and $2,079, respectively. Comprehensive income includes all changes to shareholders' equity, except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains or losses, unrealized appreciation (depreciation) on marketable securities and pension liability adjustments.

6.	Shareholders' equity:

	March 31,	December 31,
	2002	2001
_____________________________________________________________________________________

Common stock	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	90,846	89,226
Accumulated other comprehensive loss	(4,296)	(4,266)
______________________________________________________________________________________
Total	132,746	131,156
Less treasury stock, at cost	5	5
______________________________________________________________________________________
Total shareholders' equity	$ 132,741	$ 131,151
=====================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources:

The Company generated net cash flow from operations of $18,536,000 and $13,220,000 for the three months ended March 31, 2002 and 2001, respectively. The increase in net cash flow compared to the corresponding period of the prior year is primarily the result of a decrease in the level of accounts receivable, a decrease in inventory purchases, and an increase in accounts payable and accrued expenses, partially offset by a change in the timing of payments related to income taxes.

The Company expects that existing cash balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

Results of Operations:

Net sales and income before income taxes decreased $594,000 and $1,320,000, respectively, for the three months ended March 31, 2002, as compared to the prior year. The decrease in net sales is primarily attributable to the unit volume decrease of the Company's Bulova and Caravelle watch brands of 13.6% and 16.5%, respectively, as compared to 2001, partially offset by an increase in clock unit volume of 22.1% as compared to the prior year. These declines were partially offset by the addition of the Wittnauer watch brand, which was acquired during the third quarter of 2001, and sales of Harley Davidson licensed products associated with a license agreement signed in May 2001.

The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. Gross profit as a percentage of net sales for the three months ended March 31, 2002 was 52.2% as compared to 54.5% for the three months ended March 31, 2001. This decrease is attributable to style/sales mix within the brands.

The Company's operating expenses as a percentage of net sales for the three months ended March 31, 2002 was 45.8% as compared to 43.8% for the prior year. The variance is primarily due to an increase in overhead operating expenses associated with the Company's recent acquisitions and brand extensions.

Royalty income has increased $247,000 for the first quarter of 2002, as compared to 2001. Royalty income represents the final minimum royalty payments received from the Company's principal Europe and Far East licensees. The Company's principal Far East license agreement expired on December 31, 2001 and the Company's principal European license agreement has been extended without a minimum royalty clause, to December 31, 2002. The Company has signed a new distribution agreement for Brazil and has entered into a new license agreement for the territory of Hong Kong, China, Taiwan and Macao. The Company is also in the process of negotiating distribution agreements for the Philippines, Central America, Korea and Singapore and is unable to predict the outcome of these negotiations.

Interest - net decreased by $191,000 for the three months ended March 31, 2002, as compared to 2001, due primarily to lower interest rates.

Foreign Currency

The Company imports most of its watch and clock products. During the first quarter of 2002, approximately 5% of the Company's purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars for product acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the quarters ended March 31, 2002 and 2001. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. The Company has not recorded any amortization expense in either of the three month periods ended March 31, 2002 and 2001. As permitted by SFAS No. 142, the Company will complete goodwill and other acquired intangible asset impairment tests in 2002. Any resulting asset impairments will be recorded as a cumulative effect of a change in accounting principle as of January 1, 2002. The Company has adopted this standard for the acquisition of the Wittnauer brand.

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of long-lived assets, except for certain obligations of lessees. Adoption of this standard is required for fiscal years beginning after June 15, 2002. Adoption of this standard will not have a material impact on the Company's results of operations, equity or financial position.

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

Page 10

                                                                PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits --

None

(b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
______________________
(Registrant)

Dated: May 14, 2002	By:	/s/ John T. O'Reilly
___________________________
JOHN T. O'REILLY
Chief Financial Officer
(Duly authorized officer)