Form 10-Q
period 2002-06-30
BULOVA CORP
filed 2002-08-13
CIK 15310

==================================================================================
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2002
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________    to ____________

Commission file number	1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Yes	X	No
	_________	__________

Class		Outstanding at August 2, 2002
___________________________		__________________________
Common stock, $5 par value		4,599,857 shares
========================================================================================= Page 1

                                                      BULOVA CORPORATION

                                                INDEX TO QUARTERLY REPORT ON
                                                      FORM 10-Q FILED WITH THE
                                         SECURITIES AND EXCHANGE COMMISSION

                                              For the quarterly period ended June 30, 2002
Item No.	Part I. Financial Information	Page No.
______		______

1.	Financial Statements
	Consolidated Condensed Balance Sheets June 30, 2002 and December 31, 2001	3

	Consolidated Condensed Statements of Income
	Three and six months ended June 30, 2002 and 2001	4

	Consolidated Condensed Statements of Cash Flows
	Six months ended June 30, 2002 and 2001	5

	Notes to Consolidated Condensed Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K	11

                                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)
______________________________________________________________________________________

	June 30,	December 31,
Assets	2002	2001
______________________________________________________________________________________

Current Assets:
Cash and cash equivalents	$ 8,976	$ 18,937
Short-term investments	9,981
Accounts and notes receivable -- net	65,838	77,008
Inventories, principally watches and clocks	49,433	48,914
Prepaid expenses	2,342	2,607
Deferred income taxes	10,689	11,809
______________________________________________________________________________________
Total current assets	147,259	159,275
______________________________________________________________________________________

Property, plant and equipment-net	16,211	16,645
______________________________________________________________________________________
Other assets:
Long-term investments	4,996
Deferred income taxes	12,699	12,904
Trademarks	4,983	4,983
Other	643	193
______________________________________________________________________________________
Total other assets	23,321	18,080
______________________________________________________________________________________
Total assets	$ 186,791	$ 194,000
=====================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 1,995	$ 8,391
Accrued expenses	16,252	20,257
Accrued federal and foreign taxes	169	1,140
______________________________________________________________________________________
Total current liabilities	18,416	29,788
______________________________________________________________________________________
Other liabilities and credits:
Postretirement benefits payable	30,316	31,041
Pension benefits payable	2,020	2,020
______________________________________________________________________________________
Total other liabilities and credits	32,336	33,061
______________________________________________________________________________________
Shareholders' equity	136,039	131,151
______________________________________________________________________________________
Total liabilities and shareholders' equity	$ 186,791	$ 194,000
=====================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
______________________________________________________________________________________

	Three Months Ended	Six Months Ended
	June 30,	June 30,
_____________________________________________________________________________________
	2002	2001	2002	2001
______________________________________________________________________________________

Net sales	$ 40,872	$ 30,746	$ 72,318	$ 62,786
Cost of sales	19,256	14,927	34,273	29,506
______________________________________________________________________________________

Gross profit	21,616	15,819	38,045	33,280
Selling, general and administrative expenses	17,416	13,472	31,833	27,494
______________________________________________________________________________________

Operating income	4,200	2,347	6,212	5,786
Royalty income	95	621	913	1,192
Interest -- net	137	369	204	627
Other income	192	42	247	46
______________________________________________________________________________________

Income before income taxes	4,624	3,379	7,576	7,651
Income tax expense	1,916	1,453	3,248	3,286
______________________________________________________________________________________
Net income	$ 2,708	$ 1,926	$ 4,328	$ 4,365
=====================================================================================
Net income per share	$ .59	$ .42	$ .94	$ .95
=====================================================================================
Weighted average number of shares
outstanding	4,599	4,599	4,599	4,599
======================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
______________________________________________________________________________________

	Six Months Ended
	June 30,
______________________________________________________________________________________
	2002	2001
______________________________________________________________________________________

Operating Activities:

Net income	$ 4,328	$ 4,365
Adjustments to reconcile net income to net cash provided by operating activities	3,208	1,795
Changes in assets and liabilities-net:
Receivables	9,886	19,442
Inventories	(519)	3,990
Other assets	(450)	(224)
Accounts payable and accrued expenses	(10,401)	(14,912)
Accrued federal and foreign income taxes	(971)	372
Other liabilities and credits	100	1,687
______________________________________________________________________________________
Net cash provided by operating activities	5,181	16,515
______________________________________________________________________________________

Investing Activities:
Purchases of short-term investments	(19,886)
Proceeds from sales of short-term investments	5,000
Purchases of property, plant and equipment	(256)	(192)
______________________________________________________________________________________
Net cash used in investing activities	(15,142)	(192)
______________________________________________________________________________________

Net change in cash and cash equivalents	(9,961)	16,323
Cash and cash equivalents, beginning of period	18,937	16,862
______________________________________________________________________________________

Cash and cash equivalents, end of period	$ 8,976	$ 33,185
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

(a) Accounting Pronouncements - In 2002, the Company implemented the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement characterization of sales incentives, including rebates, coupons and free products or services, offered voluntarily by a vendor without charge to the customer that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (i) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Adoption of this standard did not have a material impact on the Company's results of operations or financial position.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. The Company has adopted this standard for the acquisition of the Wittnauer brand and has not recorded any amortization expense on its Wittnauer trademark. In compliance with SFAS No. 142, the Company completed impairment tests on its Wittnauer trademark in June 2002 and based upon the analysis performed, the Company believes there is no impairment at this time. The Company will complete impairment tests again at year end.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of long-lived assets, except for certain obligations of lessees. Adoption of this standard is required for fiscal years beginning after June 15, 2002 and will not have a material impact on the Company's results of operations or financial position.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 essentially applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this standard did not have a material impact on the consolidated results of operations or financial position of the Company.

(b) The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated condensed financial statements have not been audited, however, in the opinion of Management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001 and the results of operations for the three and six months ended June 30, 2002, and changes in cash flows for the six months ended June 30, 2002 and 2001.

Results of operations through the second quarter and six months of each of the years is not necessarily indicative of results of operations for that entire year.

2.

Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $805, $713, $1,723, and $2,472 for the three and six months ended June 30, 2002 and 2001, respectively.

See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001.

3.

Loews provides administrative and managerial services for which the Company was charged $750 and $1,500 in each of the three and six months ended June 30, 2002 and 2001, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

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

	United
Three Months Ended June 30, 2002	States	Canada	Mexico	Total
______________________________________________________________________________________

Sales	$ 37,720	$ 3,438	$ 994	$ 42,152
Intercompany sales	(1,280)			(1,280)
______________________________________________________________________________________
Total net sales	$ 36,440	$ 3,438	$ 994	$ 40,872
=====================================================================================

Operating income	$ 3,611	$ 391	$ 198	$ 4,200
Royalty income	95			95
Interest -- net	126	11		137
Other income	55	23	114	192
______________________________________________________________________________________
Income before income taxes	$ 3,887	$ 425	$ 312	$ 4,624
=====================================================================================

Three Months Ended June 30, 2001
______________________________________________________________________________________

Sales	$ 27,180	$ 3,081	$ 1,485	$ 31,746
Intercompany sales	(1,000)			(1,000)
___________________________________________________________________________
Total net sales	$ 26,180	$ 3,081	$ 1,485	$ 30,746
=====================================================================================

Operating income	$ 1,704	$ 415	$ 228	$ 2,347
Royalty income	621			621
Interest -- net	326	43		369
Other income	7	28	7	42
______________________________________________________________________________________
Income before income taxes	$ 2,658	$ 486	$ 235	$ 3,379
=====================================================================================

4.	Geographic Information - Continued
	United
Six Months Ended June 30, 2002	States	Canada	Mexico	Total
______________________________________________________________________________________

Sales	$ 66,434	$ 6,423	$ 1,765	$ 74,622
Intercompany sales	(2,304)			(2,304)
______________________________________________________________________________________
Total net sales	$ 64,130	$ 6,423	$ 1,765	$ 72,318
=====================================================================================

Operating income	$ 5,502	$ 445	$ 265	$ 6,212
Royalty income	913			913
Interest -- net	178	26		204
Other income	109	24	114	247
______________________________________________________________________________________
Income before income taxes	$ 6,702	$ 495	$ 379	$ 7,576
====================================================================================

Six Months Ended June 30, 2001
______________________________________________________________________________________

Sales	$ 56,706	$ 5,737	$ 2,341	$ 64,784
Intercompany sales	(1,998)			(1,998)
______________________________________________________________________________________
Total net sales	$ 54,708	$ 5,737	$ 2,341	$ 62,786
=====================================================================================

Operating income	$ 4,783	$ 615	$ 388	$ 5,786
Royalty income	1,192			1,192
Interest -- net	531	96		627
Other income	14	25	7	46
______________________________________________________________________________________
Income before income taxes	$ 6,520	$ 736	$ 395	$ 7,651
====================================================================================
5.

For the three and six months ended June 30, 2002 and 2001, comprehensive income totaled $3,298, $2,482, $4,888 and $4,561, respectively. Comprehensive income includes all changes to shareholders' equity, except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains or losses, unrealized appreciation (depreciation) on marketable securities and pension liability adjustments.

6.	Shareholders' equity:
	June 30,	December 31,
	2002	2001
______________________________________________________________________________________

Common stock	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	93,554	89,226
Accumulated other comprehensive loss	(3,706)	(4,266)
______________________________________________________________________________________
Total	136,044	131,156
Less treasury stock, at cost	5	5
______________________________________________________________________________________

Total shareholders' equity	$ 136,039	$ 131,151
======================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company generated net cash flow from operations of $5,181,000 and $16,515,000 for the six months ended June 30, 2002 and 2001, respectively. The decrease in net cash flow from operations compared to the corresponding period of the prior year is primarily the result of an increase in the level of accounts receivable related to higher net sales resulting primarily from the introduction of the new Wittnauer brand product line and the Harley Davidson licensed product, an increase in inventory purchases and a decrease in accounts payable, partially offset by an increase in accrued expenses and a change in the timing of payments related to income taxes.

The Company expects that existing cash balances and cash flow from operations will be sufficient to fund anticipated working capital requirements.

The Company's short-term investments consist of U.S. Treasury bills and the long-term investments consist of U.S. Treasury notes.

Results of Operations

Net sales increased $10,126,000 and $9,532,000 for the three and six months ended June 30, 2002, respectively, as compared to the prior year. Income before taxes increased $1,245,000 and decreased $75,000 for the three and six months ended June 30, 2002, respectively, as compared to the prior year. The increase in net sales is primarily attributable to the Wittnauer watch brand, which was acquired during the third quarter of 2001, sales of the Harley Davidson licensed product associated with the license agreement signed in May 2001, and an increase in clock unit volume sales of 41.5% as compared to the prior year. These increases were partially offset by a unit volume decrease of the Company's Bulova and Caravelle watch brands of 8.4% and 3.7% for the six month period ended June 2002 compared to the prior year, respectively.

The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. Gross profit as a percentage of net sales for the three and six months ended June 30, 2002, was 52.9% and 52.6%, respectively, as compared to 51.5% and 53.0% for the prior year. This variance is attributable to style/sales mix within the brands.

The Company's operating expenses as a percentage of net sales for the three and six months ended June 30, 2002 was 42.6% and 44.0% as compared to 43.8% and 43.8% for the corresponding prior year periods. The variance is primarily due to the increase in overhead operating expenses associated with the Company's recent acquisitions and brand extensions.

Royalty income has decreased by $526,000 and $279,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods of the prior year. Royalty income represents the final minimum royalty payments received from the Company's principal Europe and Far East licensees. The Company's principal Far East license agreement expired on December 31, 2001 and the Company's principal European license agreement has been extended without a minimum royalty clause, to December 31, 2002. The Company has signed a new distribution agreement for Brazil and has entered into a new license agreement for the territory of Hong Kong, China, Taiwan and Macao. The Company is also in the process of negotiating distribution agreements for the Philippines, Central America, Korea and Singapore and is unable to predict the outcome of these negotiations. Royalty income is likely to be lower in the future.

Interest -- net decreased by $232,000 and $423,000 for the three and six months ended June 30, 2002, respectively, as compared to 2001 due primarily to a lower level of invested assets at June 30, 2002 as compared to June 30, 2001, as well as lower interest rates.

Foreign Currency

The Company imports most of its watch and clock products. During the first six months of 2002, approximately 3% of the Company's purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars for product acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on results of operations for the three and six months ended June 30, 2002 and 2001. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Accounting Standards

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of long-lived assets, except for certain obligations of lessees. Adoption of this standard is required for fiscal years beginning after June 15, 2002. Adoption of this standard will not have a material impact on the Company's results of operations or financial position.

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

                                                                PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits --

None

(b) Current reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
_____________________
(Registrant)

Dated: August 13, 2002	By:	/s/ John T. O'Reilly
___________________________
JOHN T. O'REILLY
Chief Financial Officer
(Duly authorized officer)