Form 10-Q
period 2002-09-30
BULOVA CORP
filed 2002-11-13
CIK 15310

==================================================================================
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2002
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________    to ____________

Commission file number	1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes	X	No

Class		Outstanding at November 1, 2002
Common stock, $5 par value		4,599,857 shares
====================================================================================== 1

                                                      BULOVA CORPORATION

                                           INDEX TO QUARTERLY REPORT ON
                                                   FORM 10-Q FILED WITH THE
                                    SECURITIES AND EXCHANGE COMMISSION

                                    For the quarterly period ended September 30, 2002
Item	Part I. Financial Information	Page
No.		No.

1.	Financial Statements
	Consolidated Condensed Balance Sheets September 30, 2002 and December 31, 2001	3

	Consolidated Condensed Statements of Income
	Three and nine months ended September 30, 2002 and 2001	4

	Consolidated Condensed Statements of Cash Flows
	Nine months ended September 30, 2002 and 2001	5

	Notes to Consolidated Condensed Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

4.	Controls and Procedures	11

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K	12

                                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)
______________________________________________________________________________________

	September 30,	December 31,
Assets	2002	2001
______________________________________________________________________________________

Current Assets:
Cash and cash equivalents	$ 11,319	$ 18,937
Short-term investments	100
Accounts and notes receivable -- net	73,162	77,008
Inventories, principally watches and clocks	58,420	48,914
Prepaid expenses	3,427	2,607
Deferred income taxes	10,875	11,809
______________________________________________________________________________________
Total current assets	157,303	159,275
______________________________________________________________________________________

Property, plant and equipment-net	16,212	16,645
______________________________________________________________________________________
Other assets:
Deferred income taxes	12,523	12,904
Trademarks	4,983	4,983
Other	727	193
______________________________________________________________________________________
Total other assets	18,233	18,080
______________________________________________________________________________________
Total assets	$ 191,748	$ 194,000
=====================================================================================

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 2,375	$ 8,391
Accrued expenses	16,386	20,257
Accrued federal and foreign income taxes	2,959	1,140
______________________________________________________________________________________
Total current liabilities	21,720	29,788
______________________________________________________________________________________
Other long-term liabilities:
Postretirement benefits payable	29,953	31,041
Pension benefits payable	2,020	2,020
______________________________________________________________________________________
Total long-term liabilities	31,973	33,061
______________________________________________________________________________________
Shareholders' equity	138,055	131,151
______________________________________________________________________________________
Total liabilities and shareholders' equity	$ 191,748	$ 194,000
===================================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
______________________________________________________________________________________

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
______________________________________________________________________________________
	2002	2001	2002	2001
______________________________________________________________________________________

Net sales	$ 40,724	$ 34,658	$ 113,042	$ 97,444
Cost of sales	16,878	16,048	51,151	45,554
______________________________________________________________________________________

Gross profit	23,846	18,610	61,891	51,890
Selling, general and administrative expenses	19,465	16,651	51,298	44,145
______________________________________________________________________________________

Operating income	4,381	1,959	10,593	7,745
Royalty income	167	614	1,080	1,806
Interest income -- net	58	306	262	933
Other income (expense)	13	(206)	260	(160)
______________________________________________________________________________________

Income before income taxes	4,619	2,673	12,195	10,324
Income tax expense	2,144	1,098	5,392	4,384
______________________________________________________________________________________
Net income	$ 2,475	$ 1,575	$ 6,803	$ 5,940
=====================================================================================
Net income per share	$ .54	$ .34	$ 1.48	$ 1.29
=====================================================================================
Weighted average number of shares
outstanding (in thousands)	4,599	4,599	4,599	4,599
=====================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
______________________________________________________________________________________

	Nine Months Ended
	September 30,
______________________________________________________________________________________
	2002	2001
______________________________________________________________________________________

Operating Activities:

Net income	$ 6,803	$ 5,940
Adjustments to reconcile net income to net cash
(used) provided by operating activities	4,221	1,419
Changes in assets and liabilities-net:
Receivables	1,797	8,041
Inventories	(9,506)	6,995
Other assets	182	877
Accounts payable and accrued expenses	(6,928)	(10,504)
Accrued federal and foreign income taxes	(2,676)	989
Other	(987)	(1,526)
______________________________________________________________________________________
	(7,094)	12,231
______________________________________________________________________________________

Investing Activities:
Purchases of short-term investments	(19,986)
Proceeds from sales of short-term investments	20,000
Purchases of property, plant and equipment	(538)	(578)
Proceeds from disposal of property, plant and equipment		4
Purchase of business		(11,613)
______________________________________________________________________________________
	(524)	(12,187)
______________________________________________________________________________________

Net change in cash and cash equivalents	(7,618)	44
Cash and cash equivalents, beginning of period	18,937	16,862
______________________________________________________________________________________

Cash and cash equivalents, end of period	$ 11,319	$ 16,906
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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires companies to use the purchase method of accounting for business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method of accounting. The Company has adopted this standard for the acquisition of the Wittnauer brand. See Note 3 to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001 for further details of the acquisition.

In June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. The Company has adopted this standard for the acquisition of the Wittnauer brand and has not recorded any amortization expense on its Wittnauer trademark. In compliance with SFAS No. 142, the Company completed impairment tests on its Wittnauer trademark in June 2002 and based upon the analysis performed, the Company believes there is no impairment at this time. In the future the Company will perform its impairment test annually.

.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds and amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 were adopted upon its effective date, May 15, 2002 and did not have a material effect on Company's results of operations or financial position.

Page 6

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this standard to have a material impact on the Company's results of operations or financial position.

(b) The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated condensed financial statements have not been audited, however, in the opinion of Management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 and 2001, and changes in cash flows for the nine months ended September 30, 2002 and 2001.

Results of operations through the third quarter and nine months of each of the years is not necessarily indicative of results of operations for that entire year.
2.

Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $1,432, $221, $3,155, and $2,693 for the three and nine months ended September 30, 2002 and 2001, respectively.

See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2001.
3.

Loews provides administrative and managerial services for which the Company was charged $750 and $2,250 in each of the three and nine months ended September 30, 2002 and 2001, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

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

	United
Three Months Ended September 30, 2002	States	Canada	Mexico	Total
______________________________________________________________________________________

Sales	$ 37,430	$ 3,821	$ 435	$ 41,686
Intercompany sales	(962)			(962)
______________________________________________________________________________________
Total net sales	$ 36,468	$ 3,821	$ 435	$ 40,724
===================================================================================================

Operating income (loss)	$ 3,881	$ 526	$ (26)	$ 4,381
Royalty income	167			167
Interest income -- net	41	17		58
Other expense	80	(9)	(58)	13
______________________________________________________________________________________
Income (loss) before income taxes	$ 4,169	$ 534	$ (84)	$ 4,619
===================================================================================================
Page 7

4. Geographic Information (continued)

	United
Three Months Ended September 30, 2001	States	Canada	Mexico	Total
______________________________________________________________________________________

Sales	$ 31,567	$ 3,231	$ 426	$ 35,224
Intercompany sales	(566)			(566)
______________________________________________________________________________________
Total net sales	$ 31,001	$ 3,231	$ 426	$ 34,658
===================================================================================================

Operating income (loss)	$ 1,560	$ 597	$ (198)	$ 1,959
Royalty income	614			614
Interest income -- net	273	33		306
Other expense	(164)	(31)	(11)	(206)
______________________________________________________________________________________
Income (loss) before income taxes	$ 2,283	$ 599	$ (209)	$ 2,673
===================================================================================================

Nine Months Ended September 30, 2002
______________________________________________________________________________________

Sales	$ 103,864	$ 10,244	$ 2,200	$ 116,308
Intercompany sales	(3,266)			(3,266)
______________________________________________________________________________________
Total net sales	$ 100,598	$ 10,244	$ 2,200	$ 113,042
===================================================================================================

Operating income	$ 9,383	$ 971	$ 239	$ 10,593
Royalty income	1,080			1,080
Interest income -- net	219	43		262
Other income (expense)	189	15	56	260
______________________________________________________________________________________
Income before income taxes	$ 10,871	$ 1,029	$ 295	$ 12,195
===================================================================================================

Nine Months Ended September 30, 2001
______________________________________________________________________________________

Sales	$ 88,273	$ 8,968	$ 2,767	$ 100,008
Intercompany sales	(2,564)			(2,564)
______________________________________________________________________________________
Total net sales	$ 85,709	$ 8,968	$ 2,767	$ 97,444
===================================================================================================

Operating income	$ 6,343	$ 1,212	$ 190	$ 7,745
Royalty income	1,806			1,806
Interest income -- net	804	129		933
Other expense	(150)	(6)	(4)	(160)
______________________________________________________________________________________
Income before income taxes	$ 8,803	$ 1,335	$ 186	$ 10,324
===================================================================================================
5. Shareholders' equity:

	September 30,	December 31,
	2002	2001
______________________________________________________________________________________

Common stock	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	96,029	89,226
Accumulated other comprehensive loss	(4,165)	(4,266)
______________________________________________________________________________________
Total	138,060	131,156
Less treasury stock, at cost	5	5
______________________________________________________________________________________
Total shareholders' equity	$ 138,055	$ 131,151
=================================================================================================== Page 8
6.

For the three and nine months ended September 30, 2002 and 2001, comprehensive income totaled $2,016, $1,037, $6,904 and $5,598 respectively. Comprehensive income includes all changes to shareholders' equity, except those resulting from investments by owners and distributions to owners. Comprehensive income includes net income, foreign currency translation gains or losses, unrealized appreciation (depreciation) on marketable securities and pension liability adjustments.

7.

During the third quarter of 2002 the Company received notice of potential additional environmental contaminates at two facilities formerly owned by the Company, and settled a claim related to contaminates at an offsite disposal location formerly used by the Company. For the three and nine months ended September 30, 2002, the Company accrued $733 and $1,113, respectively, related to the foregoing matters. At September 30, 2002, the environmental liability is approximately $650, which represents the Company's estimate of its remaining cost for these properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Net cash used by operating activities was $7,094,000 for the nine months ended September 30, 2002 as compared to net cash provided by operating activities of $12,231,000 for the same period in 2001. The decrease in net cash flow is primarily the result of an increase in the level of accounts receivable related to higher net sales resulting primarily from the introduction of the new Wittnauer brand product line and Harley Davidson license product, and an increase in inventory purchase, partially offset by a change in the timing of accounts payable and accrued expenses.

During the third quarter of 2001, the Company purchased from Wittnauer International Inc. and Wittnauer Worldwide, L.P., Wittnauer's trademarks for timepieces and related inventory and receivables for a purchase price of $11,613,000. The purchase price was funded from the Company's existing working capital balances.

The Company and Loews, which owns approximately 97% of the Company's common stock, have a credit agreement ("the Credit Agreement") which provides, under terms and conditions set forth therein, for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. The Company has not utilized the Credit Agreement since 1995 and there are no amounts outstanding thereunder. The Company may require working capital advances under this agreement for financing line extensions for Wittnauer and the Harley Davidson licensed product discussed below, as well as the Company's international expansion efforts and operating needs.

Results of Operations

Net sales increased $6,066,000 and $15,598,000, for the three and nine months ended September 30, 2002, respectively, as compared to the prior year. Income before taxes increased $1,946,000 and $1,871,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods of prior year. Income before taxes is reduced by $733,000 and $1,133,000 in the three and nine months ended September 30, 2002, respectively, relating to environmental remediation costs.

The increase in net sales is primarily attributable to the Wittnauer watch brand, which was acquired during the third quarter of 2001, sales of the Harley Davidson licensed product associated with the license agreement signed in May 2001, and an increase in clock unit volume sales of 40.2% as compared to the prior year. These increases were partially offset by a unit volume decrease of the Company's Bulova brand of 7.6% for the nine month period ended September 2002, as compared to the corresponding periods of the prior year.

The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. Gross profit as a percentage of net sales for the three and nine months ended September 30, 2002, was 58.6% and 54.8%, respectively, as compared to 53.7% and 53.3% for the corresponding periods of prior year.

The Company's operating expenses as a percentage of net sales for the three and nine months ended September 30, 2002 was 47.8% and 45.4% as compared to 48.0% and 45.3% for the corresponding prior year periods.

Royalty income has decreased by $447,000 and $726,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods of the prior year. Royalty income represents the final minimum royalty payments received from the Company's principal Europe and Far East licensees. The Company's principal Far East license agreement expired on December 31, 2001 and the Company's principal European license agreement has been extended without a minimum royalty clause, to December 31, 2002. In anticipation of the expiration of the European license agreement on December 31, 2002, the Company established a Swiss subsidiary in the third quarter of 2002, Bulova Swiss SA, to handle sales and distribution throughout Europe. Bulova Swiss SA operations are planned to commence in 2003. To further the Company's European expansion, office and distribution space has been leased in Switzerland, commencing October 1, 2002. The Company has signed new distribution agreements for Brazil, Central America and the Philippines, and has entered into a license agreement for the territory of Hong Kong, China, Taiwan and Macao. The Company is also in the process of negotiating distribution agreements for South Korea and Thailand. The Company is unable to predict the outcome of these negotiations. Royalty income is likely to be lower in the future due to lower minimums.

Interest income -- net decreased by $248,000 and $671,000 for the three and nine months ended September 30, 2002, respectively, as compared to 2001 due primarily to a lower level of invested assets, as well as lower interest rates.

Contingencies

During the third quarter of 2002 the Company received notice of potential additional environmental contaminates at two facilities formerly owned by the Company, and settled a claim relating to contaminates at an offsite disposal location formerly used by the Company. The Company accrued $733,000 and $1,113,000, related to the foregoing matters for the three and nine months ended September 30, 2002, respectively. At September 30, 2002, the environmental liability is approximately $650,000, which represents the Company's estimate of its remaining costs for these properties.

Foreign Currency

The Company imports most of its watch and clock products. During the first nine months of 2002, approximately 2% of the Company's purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars for product acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the three and nine months ended September 30, 2002 and 2001. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Accounting Standards

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived assets, except for certain obligations of lessees. Adoption of this statement is required for fiscal years beginning after June 15, 2002 and will not have a material impact on the consolidated results of operations or financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 essentially applies one accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. Adoption of this Statement is required for fiscal years beginning after December 15, 2001 and will not have a material impact on the consolidated results of operations or financial position of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds and amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 were adopted upon its effective date, May 15, 2002 and did not have a material effect on the Company's results of operations or financial position.

Page 10

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this standard to have a material impact on the Company's results of operations or financial position.

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

Item 4. Controls and Procedures.

The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under such laws is accumulated and communicated to the Company's management on a timely basis to allow decisions regarding required disclosure.

The Company's principal executive officer and principal financial officer have conducted an evaluation of the Company's disclosure controls and procedures as of a date within 90 days prior to the date of this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have each concluded that the Company's disclosure controls and procedures are adequate for their intended purpose.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits--

None

(b) Current reports on Form 8-K --

            On August 13, 2002, Registrant filed a report on Form 8-K regarding statements under oath of the Principal Executive Officer and Principal Financial Officer in connection with the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
(Registrant)

Dated: November 13, 2002	By:	/s/ John T. O'Reilly
JOHN T. O'REILLY
Chief Financial Officer
(Duly authorized officer and
principal financial officer)

CERTIFICATIONS

I, Herbert C. Hofmann, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bulova Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Herbert C. Hofmann
Herbert C. Hofmann
Chief Executive Officer

CERTIFICATIONS

I, John T. O'Reilly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bulova Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ John T. O'Reilly
John T. O'Reilly
Chief Financial Officer