Form 10-K
period 2002-12-31
BULOVA CORP
filed 2003-03-27
CIK 15310

========================================================================================
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes		No	X
	_________		_________

   The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $3,499,950.

   As of February 28, 2003, 4,599,857 shares of Common Stock of the Registrant were outstanding.

========================================================================================

BULOVA CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2002

Item		Page
No.	PART I	No.

1	BUSINESS	3
2	PROPERTIES	3
3	LEGAL PROCEEDINGS	4
4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	4

	PART II

5	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
	STOCKHOLDER MATTERS	4
6	SELECTED FINANCIAL DATA	4
7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	5
7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
	RISK	8
8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	10
9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	26

	PART III

10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	26
11	EXECUTIVE COMPENSATION	27
12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT	28
13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	29
14	CONTROLS AND PROCEDURES	29

	PART IV

15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
	FORM 8-K	30

PART I

Item 1. Business.

   Bulova Corporation (together with its subsidiaries referred to herein as "Bulova" or the "Company," unless the context otherwise requires) is a New York corporation. Loews Corporation ("Loews") owns approximately 97% of the Company's outstanding Common Stock. See Item 12 of this Form 10-K below.

   The Company is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. The principal watch brands are Bulova, Caravelle, Wittnauer and Accutron. In addition, the Company sells watches and clocks with brand names licensed from third parties. The principal licensed brand is Harley Davidson. Clocks are primarily sold under the Bulova brand name. The Company's product breakdown includes luxury watch lines represented by Wittnauer and Accutron, a mid-priced watch line represented by Bulova, and a lower-priced watch line represented by Caravelle. The Company entered the grandfather clock market in the United States and Canada with the purchase in July of 2002 of select assets of a manufacturer and distributor of high quality grandfather clocks.

   Bulova's principal markets are the United States, Canada and Mexico which accounted for 89%, 9% and 2%, respectively, of sales in 2002. Prior to January 1, 2003, the Company's products were also sold overseas by third parties through license agreements with the Company under which the Company received royalty payments. The Company's principal Far East license agreement expired at the end of 2001 and its principal European license agreement expired at the end of 2002. In anticipation of the expiration of the European license agreement, the Company established a Swiss subsidiary, Bulova Swiss SA, in the third quarter of 2002 to distribute product throughout Europe. Bulova Swiss SA began selling Bulova products in Italy, Greece and the Netherlands during the first quarter of 2003. In addition, the Company has signed new distribution agreements for Brazil, Central America and the Philippines, and has entered into license agreements for the territories of Hong Kong, China, Taiwan and Macao. In addition, Bulova Swiss SA signed a new distribution agreement for Poland. For additional information concerning the Company's sales in foreign markets, see Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7.

   The Company buys complete watches and clocks from foreign suppliers for substantially all of its products. Watch movements, cases and other components are also purchased from foreign suppliers. In the United States, most of the Company's consumer products are sold through major department stores, jewelry store chains, and premium outlets through the Company's commission sales force and independent sales representatives. In Canada and Mexico, the Company, through marketing subsidiaries, sells directly to retailers. The customer base is comprised of large retailers, small local chains and local independent jewelry shops. In 2002, 2001 and 2000, one customer represented approximately 13%, 16% and 15%, respectively, of sales. No other customer represented more than 10% of the Company's sales.

   The watch and clock business is intensely competitive. The principal methods of competition are price, styling, product availability, aftersale service, warranty and product performance. The Company believes that there are approximately ten major competitors with well established names and positions in the principal markets in which the Company competes and that certain of these have sales and assets substantially greater than the Company. In addition, there are an indeterminate number of smaller competitors.

   It is characteristic of the Company's business and of the watch industry generally that customer receivables from watch sales are carried for relatively long periods. The Company grants its retailers seasonal credit terms, depending on the product and date of sale. In certain circumstances, the Company also extends credit to its retailers on an interest-bearing basis.

Any backlog of orders is not believed to be significant. The business is seasonal, with the greatest sales coming in the third and fourth quarters in anticipation of the holiday selling season.

The Company currently employs approximately 560 persons, approximately 190 of whom are union members, and has experienced satisfactory labor relations.

Item 2. Properties.

   The Company owns an 80,000 square-foot facility in Woodside, New York which it uses for executive and sales offices, watch distribution, service and warehouse purposes and also owns a 91,000 square foot facility in Brooklyn, New York, which it uses for clock service and warehouse purposes. The Company also owns 6,100 square feet of office space in Hong Kong which it uses for quality control and sourcing purposes. The Company leases an approximately 31,000 square-foot facility in Toronto, Canada, which it uses for watch and clock sales and service; an approximately 27,000 square-foot office and manufacturing facility in Ontario, Canada which it uses for its grandfather clock operations; approximately 5,400 square feet of office space in Mexico, Federal District, and approximately 6,000 square feet of office space in Fribourg, Switzerland.

Item 3. Legal Proceedings.

  The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company's results of operations, equity or financial position.

Item 4. Submission of Matters to a Vote of Security Holders. None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

Market Prices

The following table sets forth, for the periods indicated, the high and low bid prices for the Company's common stock in the over-the-counter market.

	2002		2001
	________________________________________________
	High	Low	High	Low
________________________________________________________________________________________
First Quarter	$24.10	$24.00	$16.00	$13.13
Second Quarter	25.00	24.10	17.00	15.75
Third Quarter	26.00	25.00	30.00	16.75
Fourth Quarter	25.50	25.00	25.00	21.00

Dividend Information

The Company paid no dividends for the years ended December 31, 2002 and 2001.

Approximate Number of Equity Security Holders

   There were approximately 1,310 holders of record of common stock of the Company at February 28, 2003.

Item 6. Selected Financial Data.

Year Ended December 31	2002	2001	2000	1999	1998
________________________________________________________________________________________
(In thousands, except per share data)

Results of Operations:
Net sales	$164,538	$143,813	$150,771	$134,937	$130,099
Net income	12,268	10,456	15,436	14,620	10,920
Net income per share	2.67	2.27	3.36	3.18	2.37

Financial Position:
Total assets	210,907	194,000	187,785	178,793	164,452
Shareholders' equity	143,428	131,151	121,532	106,749	91,831
Dividends per share	None	None	None	None	None
Shares of common stock outstanding	4,599	4,599	4,599	4,599	4,599

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
CRITICAL ACCOUNTING ESTIMATES

   The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a consistent basis. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

   The accounting policies discussed below are considered by management to be critical to an understanding of the Company's financial statements as their application places the most significant demands on management's judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and have a material adverse impact on the Company's results of operations, equity or financial position.

Allowance for Doubtful Accounts

   Sales are recognized upon shipment of products to customers since title passes upon shipment. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded based upon historical experience and current trends. Management makes judgments, assumptions and estimates regarding the level of the allowance for doubtful accounts.

Inventory Reserve

   The Company has established a reserve for the valuation of inventory. The cost of inventory is determined on a first-in, first out basis. In determining the value of inventory, management considers sales history of the individual product, current consumer purchasing trends, secondary distribution channels as well as overall sales activity. Management makes judgments, assumptions and estimates regarding the level of the inventory reserve.

Warranty Reserve

   The Company maintains a reserve for costs that it estimates will be needed to cover future product warranty obligations for products sold during the year. This estimate is based upon the Company's historical experience as well as current production techniques. Management of the Company makes judgments, assumptions and estimates regarding the level of the warranty reserve.

Reserve for Environmental Matters

   The Company has established a reserve for the expected costs of remediation relating to environmental contaminates at various manufacturing facilities formerly owned by the Company. These estimates are periodically reviewed and adjusted to reflect the current remediation progress, estimates of required activity and other relevant factors including technological or regulatory changes.

Pension and Other Postretirement Benefits

   The Company's pension and other postretirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions provided by the Company to our actuaries, including the discount rate and expected long-term rate of return on plan assets. Management is required to consider current market conditions, including changes in interest rates, in making these assumptions. The expected long-term rate of return on pension plan assets is selected by taking into account historical trends, the expected duration of the projected benefit obligation for the plans, the asset mix of the plans, and known economic and market conditions at the time of valuation. Material changes in the Company's pension and postretirement benefit costs may occur in the future due to changes in these assumptions. For the years ended December 31, 2002, 2001 and 2000, the Company recorded an additional minimum pension liability, adjusted for taxes, of $242,000, $418,000 and $109,000, respectively, as a reduction to shareholders' equity. See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 of this 10-K.

RESULTS OF OPERATIONS

2002 Compared with 2001

Net sales and income before taxes increased $20,725,000 and $3,821,000, or 14.4% and 21.5%, respectively, as compared to 2001.

   The increase in net sales in 2002 is primarily attributable to a full year of Wittnauer watch brand sales, which was acquired during the third quarter of 2001. In addition, net sales were positively impacted by sales of the Harley Davidson licensed product associated with the license agreement signed in May 2001 and initial line distributions in 2002, and an increase in clock unit volume sales of 21.5%, as compared to the prior year. These increases were partially offset by an 11.1% unit volume decrease of the Company's Bulova brand for the year ended December 31, 2002, as compared to the prior year. The Company believes that the decline in the unit volume reflects the economic downturn and consumer reluctance to make discretionary expenditures.

   The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and procurement practices. Gross profit as a percentage of net sales was 52.7% for the year ended December 31, 2002, as compared to 51.7% for the prior year. This increase is attributable to the addition of sales of higher margin products under the Wittnauer watch brand, which was acquired in September 2001.

   Selling, general and administrative expenses as a percentage of net sales for 2002 were 40.9%, as compared to 41.6% for the prior year. This decrease was due to the absence of system development costs and hardware related to the Company's re-platforming of its computer systems in 2001, partially offset by the Company recognizing a $1,194,000 charge relating to environmental remediation costs in 2002.

   Royalty income in 2002 decreased by $743,000, as compared to the prior year. Royalty income represents final minimum royalty payments received under the Company's principal Europe and Far East licenses agreements, each of which has expired. The Company's principal Far East license agreement expired on December 31, 2001, and its principal European license agreement expired on December 31, 2002. In anticipation of the expiration of the European license agreement, the Company established a Swiss subsidiary, Bulova Swiss SA, in the third quarter of 2002 to distribute products throughout Europe. Bulova Swiss SA began selling Bulova products in Italy, Greece and the Netherlands during the first quarter of 2003. In addition, the Company has signed new distribution agreements for Brazil, Central America and the Philippines, and has entered into license agreements for the territories of Hong Kong, China, Taiwan and Macao. In addition, Bulova Swiss SA signed a new distribution agreement for Poland.

Interest -- net declined by $708,000 from $990,000 in 2001 to $282,000 in 2002 due primarily to a lower level of invested assets, as well as lower interest rates.

2001 Compared with 2000

   Net sales and income before income taxes decreased $6,958,000 and $9,193,000, or 4.6% and 34.1%, respectively, as compared to 2000. Income before taxes includes $5,495,000 in 2000, relating to the settlement of an arbitration proceeding with Benetton Group SpA ("Benetton").

   The decrease in net sales is primarily attributable to the unit volume decrease of the Company's Bulova and Caravelle watch brands of 1.9% and 23.5%, respectively, as well as a decrease in clock unit volume of 11.8%. The unit volume decline for Bulova, Caravelle and clocks resulted in a combined decrease to net sales of $11,447,000 for the year ended December 31, 2001, partially offset by the addition of the Wittnauer watch brand representing an increase of $2,649,000 in 2001. The Company believes that the decline in the unit volume reflects the economic downturn and consumer reluctance to make discretionary expenditures.

   Gross profit as a percentage of net sales was 51.7% for the year ended December 31, 2001, as compared to 50.7% for the prior year. This increase is attributable to a shift from lower gross margin to higher gross margin products.

   Selling, general and administrative expenses as a percentage of net sales for 2001 were 41.6%, as compared to 39.7% for the prior year. The primary reason for the increase is the sales decline noted above as well as systems development costs, including consulting and training costs, related to the Company's re-platforming of its computer systems.

   Royalty income represents payments by licensees in Europe and the Far East. Royalty income, excluding the Benetton settlement recognized in 2000, decreased $124,000 in 2001, as compared to the prior year.

Interest -- net declined by $1,002,000 from $1,992,000 in 2000 to $990,000 in 2001 due primarily to lower interest rates.

Contingencies

   During the third quarter of 2002, the Company received notice of potential additional environmental contaminates at two facilities formerly owned by the Company, and settled a claim relating to contaminates at an offsite disposal location formerly used by the Company. The Company recorded a charge of $1,194,000, related to the foregoing matters for the year ended December 31, 2002. At December 31, 2002, the environmental liability is approximately $675,000, which represents the Company's estimate of its remaining costs for these properties.

Foreign Currency

   The Company imports most of its watch and clock products. In 2002, approximately 2% of the Company's purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars for product acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that affects other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the years ended December 31, 2002, 2001 and 2000. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

LIQUIDITY AND CAPITAL RESOURCES

The Company's contractual cash payment obligations are as follows:
Payments Due by Period
________________________________________________________
		Less than			More than
December 31, 2002	Total	1 Year	1-3 Years	4-5 Years	5 Years
______________________________________________________________________________________
(In thousands)

Operating leases	$ 3, 474	$ 390	$ 734	$ 757	$ 1,593
	=======	======	=======	======	======

Cash Flow

   The Company utilized net cash in operations of $7,583,000 for the year ended December 31, 2002, as compared to net cash provided of $15,944,000 for the same period in 2001. The decrease of $23,527,000 in net cash flow is primarily the result of the increase in inventory purchases directly related to the introduction of the Wittnauer product line and Harley Davidson license products and an increase in accounts receivable due to higher sales volume. These decreases were partially offset by a change in timing of accounts payable and accrued expenses.

   The Company and Loews, which owns approximately 97% of the Company's common stock, have a credit agreement (the "Credit Agreement") which provides, under terms and conditions set forth therein, for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. The Company has not utilized the Credit Agreement since 1995 and there are no amounts currently outstanding. The Company may require working capital advances under this agreement to finance line extensions for Wittnauer and the Harley Davidson licensed product as well as international expansion efforts and operating needs.

Cash and cash equivalents, and short-term investments amounted to $10,159,000 at December 31, 2002, as compared to $18,937,000 at December 31, 2001.

ACCOUNTING STANDARDS

   In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. Adoption of this statement is required for fiscal years beginning after June 15, 2002 and will not have a material impact on the consolidated results of operations or financial position of the Company.

   In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position.

   In January of 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN No. 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN No. 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to interests obtained after that date to an interim reporting period beginning after June 15, 2003. The Company does not believe adoption of this interpretation will have a material impact on its results of operations or financial position.

FORWARD-LOOKING STATEMENTS

   When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates" and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, changes in financial markets, significant changes in consumer spending patterns, competition in the Company's product areas, changes in foreign currency valuations in relation to the U.S. dollar, changes in foreign, political, social and economic conditions, the Company's ability to renew or find new licensees or distributors to replace those terminated in 2002 and 2001, and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

INDEPENDENT AUDITORS' REPORT
The Board of Directors and Shareholders of Bulova Corporation:

   We have audited the accompanying consolidated balance sheets of Bulova Corporation and its subsidiaries (the "Corporation") as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Corporation at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
New York, New York
March 4, 2003

Item 8. Financial Statements and Supplementary Data.
Bulova Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
_________________________________________________________________________________________
_________________________________________________________________________________________
Assets:
______________________________________________________________________________
December 31	2002	2001
_________________________________________________________________________________________
(Amounts in thousands of dollars)

Current assets:

Cash and cash equivalents (Note 1)	$ 9,930	$ 18,937

Short-term investments (Note 1)	229

Receivables, less allowance for doubtful accounts and cash discounts of
$4,445 and $4,635 (Note 1)	87,483	77,008

Inventories (Note 1)	67,293	48,914

Prepaid expenses (Note 5)	1,704	2,607

Deferred income taxes (Notes 1 and 4)	11,209	11,809
_________________________________________________________________________________________
Total current assets	177,848	159,275
_________________________________________________________________________________________

Property, plant and equipment, at cost (Note 1):

Land, buildings and improvements	19,814	19,782

Machinery and equipment	4,760	3,973

Furniture, fixtures and leasehold improvements	4,816	4,945
_________________________________________________________________________________________
	29,390	28,700
Less accumulated depreciation and amortization	13,133	12,055
_________________________________________________________________________________________
Property, plant and equipment-net	16,257	16,645
_________________________________________________________________________________________

Other assets:

Deferred income taxes (Notes 1 and 4)	11,448	12,904

Trademarks (Notes 1 and 3)	4,983	4,983

Other assets	371	193
_________________________________________________________________________________________
Total other assets	16,802	18,080
_________________________________________________________________________________________
Total assets	$ 210,907	$ 194,000
========================================================================================

See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
________________________________________________________________________________________
________________________________________________________________________________________
Liabilities and Shareholders' Equity:
________________________________________________________________________________________
December 31	2002	2001
________________________________________________________________________________________
(Amounts in thousands of dollars)

Current liabilities:
Accounts payable	$ 14,231	$ 8,391
Accrued expenses:
Salaries, wages and commissions	3,051	2,903
Postretirement benefits (Note 5)	1,676	1,064
Advertising and promotions (Note 1)	7,730	3,788
Accrued federal and foreign income taxes (Notes 1 and 4)	787	1,140
Other	10,215	12,502
________________________________________________________________________________________
Total current liabilities	37,690	29,788
________________________________________________________________________________________

Other non-current liabilities:
Postretirement benefits payable (Note 5)	27,460	31,041
Pension benefits payable (Note 5)	2,329	2,020
________________________________________________________________________________________
Total other liabilities and credits	29,789	33,061
________________________________________________________________________________________

Commitments and contingent liabilities (Notes 2, 4, 5 and 8)

Shareholders' equity (Note 1):
Common stock, $5 par value:
Authorized: 7,500,000 shares
Issued: 4,600,000 shares	22,999	22,999
Additional paid-in capital	23,197	23,197
Retained earnings	101,494	89,226
Accumulated other comprehensive loss	(4,257)	(4,266)
________________________________________________________________________________________
	143,433	131,156
Less 1,000 shares of common stock held in treasury, at cost	5	5
________________________________________________________________________________________
Total shareholders' equity	143,428	131,151
________________________________________________________________________________________
Total liabilities and shareholders' equity	$ 210,907	$ 194,000
========================================================================================

See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
______________________________________________________________________________

Year Ended December 31	2002	2001	2000
________________________________________________________________________________________
(Amounts in thousands, except per share data)

Net sales	$ 164,538	$ 143,813	$ 150,771
Cost of sales	77,889	69,449	74,287
_________________________________________________________________________________________
Gross profit	86,649	74,364	76,484

Selling, general and administrative expenses	67,270	59,834	59,809
_________________________________________________________________________________________
Operating income	19,379	14,530	16,675

Royalty income	1,677	2,420	8,039
Interest -- net	282	990	1,992
Other income (expense)	270	(153)	274
_________________________________________________________________________________________
Income before income taxes	21,608	17,787	26,980

Income taxes (Notes 1 and 4)	9,340	7,331	11,544
________________________________________________________________________________________
Net income	$ 12,268	$ 10,456	$ 15,436
========================================================================================
Net income per share (Note 1)	$ 2.67	$ 2.27	$ 3.36
========================================================================================

See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
_______________________________________________________________________________________

					Accumulated
			Additional		Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Treasury
	Income	Stock	Capital	Earnings	(Loss) Income	Stock
_______________________________________________________________________________________
(Amounts in thousands)

Balance, January 1, 2000		$ 22,999	$ 23,197	$ 63,334	$ (2,776)	$ (5)
Comprehensive income:
Net income	$ 15,436			15,436
	___________
Other comprehensive loss
net of taxes:
Exchange rate changes
during the year (net of
income tax benefit of $293)	(544)				(544)
Pension liability adjustment (net of income tax benefit of $59) (Note 5)	(109)				(109)
	___________
Other comprehensive loss	(653)
	___________
Comprehensive income	$ 14,783
	==========	__________________________________________________
Balance, December 31, 2000		22,999	23,197	78,770	(3,429)	(5)
Comprehensive income:
Net income	$ 10,456			10,456
	___________
Other comprehensive
loss, net of tax benefit:
Exchange rate changes
during the year (net of
income tax benefit of $226)	(419)				(419)
Pension liability adjustment (net of income tax benefit of $225) (Note 5)	(418)				(418)
	___________
Other comprehensive loss	(837)
	___________
Comprehensive income	$ 9,619
	==========	__________________________________________________
Balance, December 31, 2001		22,999	23,197	89,226	(4,266)	(5)
Comprehensive income:
Net income	$ 12,268			12,268
	___________
Other comprehensive
income, net of taxes:
Exchange rate changes
during the year (net of
income tax expense of $135)	251				251
Pension liability adjustment (net of income tax benefit of $98) (Note 5)	(242)				(242)
	___________
Other comprehensive income	9
	___________
Comprehensive income	$ 12,277
	==========	__________________________________________________
Balance, December 31, 2002		$ 22,999	$ 23,197	$ 101,494	$ (4,257)	$ (5)
		==================================================

See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
________________________________________________________________________________________

Year Ended December 31	2002	2001	2000
________________________________________________________________________________________
(Amounts in thousands)

Operating Activities:

Net income	$ 12,268	$ 10,456	$ 15,436
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Amortization of investments	(115)		8
Depreciation and amortization	1,345	920	855
Gain on disposition of assets	(4)		(3)
Gain on sale of investments	(70)
Provision for losses and cash discounts on accounts
receivable	2,786	1,095	2,804
Deferred income taxes	2,056	56	3,501
Changes in operating assets and liabilities-net:
Receivables	(13,145)	(3,977)	(10,119)
Inventories	(17,943)	10,383	(19,285)
Prepaid expenses	903	643	(2,056)
Other assets	(178)	(21)	3
Accounts payable and accrued expenses	8,255	(2,525)	3,206
Accrued federal and foreign income taxes	(353)	1,770	(1,681)
Other-net	(3,388)	(2,856)	(8,599)
________________________________________________________________________________________
	(7,583)	15,944	(15,930)
________________________________________________________________________________________

Investing Activities:

Acquisitions	(743)	(11,929)
Purchases of short-term investments	(20,445)		(9,444)
Proceeds from sales of short-term investments	20,423		21,500
Purchases of property, plant and equipment	(659)	(1,944)	(1,296)
Proceeds from disposal of property, plant and equipment		4	5
________________________________________________________________________________________
	(1,424)	(13,869)	10,765
________________________________________________________________________________________

Net change in cash and cash equivalents	(9,007)	2,075	(5,165)
Cash and cash equivalents, beginning of year	18,937	16,862	22,027
________________________________________________________________________________________
Cash and cash equivalents, end of year	$ 9,930	$ 18,937	$ 16,862
========================================================================================

See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________________

Note 1. Summary of Significant Accounting Policies

   (a) Business -- Bulova Corporation and its subsidiaries (the "Company") are engaged in the distribution and sale of watches and clocks for consumer use. The principal watch brands are Bulova, Caravelle, Wittnauer and Accutron. Clocks are principally sold under the Bulova brand name. Bulova's principal markets are the United States, Canada and Mexico. Royalties represent minimum royalty payments received from the Company's principal Europe and Far East licenses. The Company's principal Far East license agreement expired on December 31, 2001 and the Company's principal European license agreement expired on December 31, 2002. In anticipation of the expiration of the European license agreement on December 31, 2002, the Company established a Swiss subsidiary in the third quarter of 2002, Bulova Swiss SA, to handle sales and distribution throughout Europe. Bulova Swiss SA operations are planned to commence in 2003. Loews Corporation ("Loews") owns approximately 97% of the Company's outstanding voting stock.

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

(d) Cash and Cash Equivalents -- At December 31, 2002 and 2001, cash and cash equivalents were comprised of cash and investments in money-market accounts.

(e) Short-term Investments -- At December 31, 2002 the Company had investments in United States treasury bills.

   (f) Accounts Receivable and Concentration of Credit Risk -- Watches and clocks are sold to retail outlets throughout the United States, Canada and Mexico. The Company grants its retailers seasonal credit terms. For the years ended December 31, 2002 and 2001 accounts receivable were substantially comprised of balances due from retailers. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. One U.S. based customer accounted for approximately 13%, 16% and 15% of sales for the years ended December 31, 2002, 2001 and 2000, respectively. As is characteristic of the Company's business and of the watch industry generally, the Company extends this customer seasonal credit terms which results in the Company carrying this customer's receivables for relatively long periods, exposing the Company to credit risk associated with non-payment by this customer. Trade receivables from this customer outstanding as of December 31, 2002 have been collected. No other customer represented more than 10% of the Company's sales. The carrying amount of receivables approximates fair value.

(g) Inventories -- Substantially all inventory, consisting primarily of finished watches and clocks is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis.

   (h) Property, Plant and Equipment -- Depreciation is calculated on the straight-line method over the estimated useful lives of the various classes of assets. Leasehold improvements are, if such period is shorter, amortized over the life of the lease. Asset lives range from 2 to 12 years for machinery, equipment, and furniture and fixtures and from 15 to 40 years for buildings and improvements.

   (i) Trademarks -- The Company purchased the Wittnauer trademark in September of 2001. In accordance with Statement of Financial Accounting Standards ("SFAS")  No. 142, "Goodwill and Other Intangible Assets," which was adopted at that time, no amortization was recorded, since the life of the trademarks is believed to be indefinite. See Note 3 for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________ Note 1. Summary of Significant Accounting Policies -- Continued

   (j) Income Taxes -- The Company is included in the consolidated federal tax return of Loews. Under the tax allocation agreement between the Company and Loews, the Company is required to provide a current tax provision calculated on a stand-alone basis. The Company provides for deferred income taxes under the liability method, whereby deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. No provision is required for undistributed earnings of subsidiaries, since substantially all of these earnings may be remitted to the Company with little or no tax becoming payable.

(k) Advertising Costs -- Advertising costs for point of sale and media advertising as well as co-op advertising and promotional allowances are expensed as incurred.

(l) Warranty Costs -- The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year.

(m) Reclassifications -- Certain amounts applicable to prior periods have been reclassified to conform to the 2002 presentation.

   (n) Earnings Per Share and Shareholders' Equity -- Earnings per share has been computed on the basis of the weighted average number of shares outstanding during the periods (4,599,000 for each of the three years ended December 31, 2002). There are no potentially dilutive securities outstanding.

In addition to its common stock, the Company has authorized 500,000 shares of preferred stock with no par value, none of which are outstanding.

   (o) Foreign Currency Adjustment -- The effect of changes in exchange rates in translating foreign currency financial statements is accumulated as a separate component of other comprehensive income in the statement of shareholders' equity.

   (p) Forward Exchange Contracts -- In connection with purchases of inventory, from time to time, the Company enters into forward exchange contracts in order to hedge its exposure to fluctuations in foreign currency exchange rates. These agreements generally involve the exchange of one currency for a second currency at some future date. Counterparties to these agreements are major international financial institutions. During the years ended December 31, 2002 and 2001, no foreign exchange contracts were entered into.

   (q) Impairment of Long-Lived Assets -- The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and intangibles with finite lives, under certain circumstances, are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

   (r) Accounting Pronouncements -- In 2002, the Company implemented the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" and EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer." EITF Issue No. 00-14 addresses the recognition, measurement, and income statement characterization of sales incentives, including rebates, coupons and free products or services, offered voluntarily by a vendor without charge to the customer that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller of the vendor's products is (i) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (ii) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or an expense when recognized in the vendor's income statement. Adoption of this standard did not have a material impact on the Company's results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________________________
Note 1. Summary of Significant Accounting Policies -- Continued

   In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. Adoption of this standard is required for fiscal years beginning after June 15, 2002 and will not have a material impact on the Company's results of operations or financial position.

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

   In April of 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections." This Statement rescinds and amends existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of SFAS No. 145 were adopted upon its effective date, May 15, 2002, and did not have a material effect on the Company's results of operations or financial position.

   In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position.

   In November of 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN No. 34)." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others. Accordingly, this pronouncement is currently not applicable to the Company.

   In January of 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN No. 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. FIN 46 applies immediately to variable interests entities created after January 31, 2003, and to interests obtained after that date to an interim reporting period beginning after June 15, 2003. This interpretation is not believed to have a material impact on the Company's results of operations or financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________________________

Note 2. Related Parties -

   The Company and Loews have entered into a services agreement pursuant to which Loews provides to the Company various administrative services, including among other things, data processing, purchasing, accounts payable, printing, tax return preparation, insurance and cash management services. In addition, the Company provides Loews with warehousing services. Pursuant to this agreement, each party reimburses the other in an amount not to exceed the allocated costs of the services provided. The Company paid Loews $3,000,000, $3,000,000 and $3,009,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Company has reimbursed to Loews approximately $534,000, $538,000 and $540,000 in salaries and related employee benefits for the years ended December 31, 2002, 2001, and 2000, respectively, for employees of Loews on loan to the Company.

   In 2000, the Company started a business process re-engineering project to update its operational and financial data processing systems including new hardware and software and the relocation of its data processing activities from the Loews mainframe environment to a stand-alone client server network. This project was undertaken concurrently with a Loews information technology project. The Company and Loews each paid their direct costs and the Company paid certain costs which were borne by Loews and then allocated to the Company. Reflected in the Consolidated Financial Statements are those costs incurred and paid directly by the Company and those costs allocated to it by Loews. Total direct and allocated costs paid by the Company during the years ended December 31, 2002, 2001 and 2000 were approximately $754,000, $1,600,000 and $900,000, respectively. Of these costs, an aggregate of approximately $990,000 were capitalized.

   The Company participates in blanket insurance policies, primarily relating to property and casualty and general liability insurance, which cover properties and facilities of Loews and certain of its subsidiaries, including the Company. The Company reimbursed to Loews approximately $405,000, $254,000 and $222,000 for premiums paid during the years ended December 31, 2002, 2001 and 2000, respectively.

   The Company and Loews are parties to the Credit Agreement under which the Company may take unsecured loans from Loews from time to time, in principal amounts aggregating up to $50,000,000. The Company has not utilized the Credit Agreement since 1995 and there are no amounts outstanding. The Company may require working capital advances under this agreement to finance line extensions for Wittnauer and the Harley Davidson licensed product as well as the Company's international expansion efforts and operating needs.

   Certain of the Company's employee health and life insurance benefits are provided by an insurance subsidiary of CNA Financial Corporation, a 90% owned subsidiary of Loews. Premiums and fees for such insurance amounted to approximately $181,000, $165,000 and $153,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________________________

Note 3. Acquisitions -

   On July 2, 2002, the Company acquired the inventory and receivables of a grandfather clock manufacturer for a purchase price, including related payments, aggregating approximately $743,000. Net sales in 2002 of the grandfather clocks were not material in relation to the consolidated sales of the Company. Pro forma data, had the acquisition occurred on January 1, 2000 was not available. The purchase price was funded from the Company's existing working capital balances. The following table summarizes the estimated fair value of the assets, in thousands of dollars, acquired at the date of the acquisition.

Current assets:
Accounts receivable	$ 117
Inventories	436
________________________________________________________________________________________
Total current assets	553

Machinery and equipment	190
________________________________________________________________________________________
Total assets acquired	$ 743
=======================================================================================

   On September 5, 2001, the Company acquired the Wittnauer trademarks, related inventory and receivables, including the Wittnauer trademark for timepieces, for a purchase price, including related payments, aggregating approximately $11,929,000. Net sales in 2001 of the Wittnauer brand were not material in relation to the consolidated sales of the Company. Pro forma data had the acquisition occurred on January 1, 2000 was not available. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," no amortization has been recorded, since the life of the trademarks is believed to be indefinite. For tax purposes, the trademarks will be amortized over 15 years. The purchase price was funded from the Company's existing working capital balances. The following table summarizes the estimated fair values of the assets, in thousands of dollars, acquired at the date of acquisition.

Current assets:
Accounts receivable	$ 3,440
Inventories	3,225
Prepaid expenses	281
________________________________________________________________________________________
Total current assets	6,946

Trademarks	4,983
_________________________________________________________________________________________
Total assets acquired	$ 11,929
========================================================================================

Note 4. Income Taxes -

   As previously noted, the Company and Loews have a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns, which include the Company and its subsidiaries. Under the agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in the Loews's consolidated federal income tax return, or (ii) pay to Loews an amount, if any, equal to federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. Under this agreement, the Company was required to pay Loews approximately $4,413,000, $4,318,000 and $5,034,000 for the years ended December 31, 2002, 2001 and 2000, respectively. This agreement may be cancelled by the Company or Loews upon thirty days written notice. No valuation allowance is deemed necessary as in the opinion of management, it is more likely than not that such deferred tax assets will be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________________________
Note 4. Income Taxes -- Continued

Income before income taxes and income tax expense consisted of the following:

Year Ended December 31	2002	2001	2000
_________________________________________________________________________________________
(In thousands)

Income before income taxes:
Domestic	$ 19,471	$ 14,525	$ 24,379
Foreign	2,137	3,262	2,601
_________________________________________________________________________________________
Total	$ 21,608	$ 17,787	$ 26,980
========================================================================================
Year Ended December 31	2002	2001	2000
________________________________________________________________________________________
(In thousands)

Income tax expense (benefit):
Federal:
Current	$ 4,413	$ 4,318	$ 5,034
Deferred	1,644	277	2,553
State and local:
Current	1,456	1,545	1,920
Deferred	598	61	964
Foreign:
Current	1,258	1,073	1,440
Deferred	(29)	57	(367)
_________________________________________________________________________________________
Income tax expense	$ 9,340	$ 7,331	$ 11,544
========================================================================================
Deferred tax assets (liabilities) are as follows:

December 31	2002	2001
_________________________________________________________________________________________
(In thousands)

Employee benefits	$ 14,118	$ 13,871
Inventory	8,931	8,611
Accrued expenses	(2,260)	374
Accounts receivable	1,868	1,857
_________________________________________________________________________________________
Deferred tax assets -- net	$ 22,657	$ 24,713
========================================================================================

Income taxes differ from that computed at the U.S. statutory rate for the following reasons:

December 31	2002	2001	2000
_________________________________________________________________________________________

Income taxes computed at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	6.2	5.5	6.9
Foreign taxes	2.3	1.0	.9
Other	(.3)	(.3)
_________________________________________________________________________________________
Effective income tax rate	43.2%	41.2%	42.8%
========================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________________
Note 4. Income Taxes -- Continued

Federal, foreign, state and local income tax payments amounted to approximately $5,069,000, $4,337,000 and $8,599,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

   Federal income tax returns of Loews have been examined and settled through 1997. The years 1998 through 2001 are currently under examination. The Company's Canadian tax returns have been examined and settled through 1996 and the years 1997 through 2001 are currently under examination. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the Consolidated Balance Sheets are believed to be adequate to cover any additional assessments which may be made by federal, foreign, state and local tax authorities and should not have a material effect on the financial condition or results of operations of the Company.

Note 5. Benefit Plans -

   Pension Plans -- The Company maintains non-contributory pension plans for all of its employees in the United States. Separate retirement plans are maintained by the Company's Canadian subsidiary, which are not material. The Company's funding policy is to make contributions in accordance with applicable governmental requirements. The assets of the plans are invested primarily in interest-bearing obligations. Benefits are determined based on compensation during each year of credited service.

   At December 31, 2002, 2001 and 2000, the Company's minimum pension liability exceeded its unrecognized prior service cost and net transition obligation by $2,329,000, $2,020,000 and $1,364,000 respectively. This excess is recorded as a reduction to shareholders' equity of $1,412,000, $1,170,000 and $752,000 net of tax benefits of $727,000, $630,000 and $405,000 and intangible assets of $190,000, $220,000 and $207,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

   Other Postretirement Benefit Plans -- The Company maintains postretirement health care plans covering eligible employees and retirees. Union participants generally become eligible upon retirement at age 55 and 10 years of service or upon completion of 20 years of service. Another plan covers salaried employees who are eligible upon retirement at age 55 and 20 years of service or upon retirement at age 60 and 10 years of service. The benefits provided by the Company are basically health, and for certain retirees, life insurance type benefits.

   Components of net periodic benefit costs are as follows:
	Pension Benefits			Other Postretirement Benefits
	____________________________			_____________________________
Year Ended December 31	2002	2001	2000	2002	2001	2000
_________________________________________________________________________________________
(In thousands)

Service costs	$ 919	$ 797	$ 669	$ 89	$ 77	$ 118
Interest cost	2,306	2,177	2,154	990	932	944
Expected return on plan assets	(2,212)	(1,983)	(1,814)
Amortization of unrecognized
net asset			(478)
Amortization of unrecognized
net loss (gain)	83		58	(759)	(1,012)	(1,440)
Amortization of unrecognized
prior service cost	33	29	29	(1,612)	(1,575)	(1,231)
_________________________________________________________________________________________
Net periodic benefit costs (income)	$ 1,129	$ 1,020	$ 618	$ (1,292)	$ (1,578)	$ (1,609)
========================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________________
Note 5. Benefit Plans -- Continued
Changes in benefit obligations are as follows:
			Other
	Pension Benefits		Postretirement Benefits
	________________________		_______________________
December 31	2002	2001	2002	2001
________________________________________________________________________________________
(In thousands)

Benefit obligation at January 1	$ 32,895	$ 30,407	$ 14,259	$ 13,026
Service cost	919	797	89	77
Interest cost	2,306	2,177	990	932
Plan participants' contributions			343	334
Amendments	2	42	(614)	(338)
Actuarial loss	1,700	1,325	2,922	1,626
Benefits paid	(1,853)	(1,853)	(2,019)	(1,398)
________________________________________________________________________________________
Benefit obligation at December 31	35,969	32,895	15,970	14,259
________________________________________________________________________________________

Change in plan assets:

Fair value of plan assets at January 1	30,078	26,868
Actual return on plan assets	3,309	2,292
Company contributions	600	2,771	1,676	1,064
Plan participants' contributions			343	334
Benefits paid	(1,853)	(1,853)	(2,019)	(1,398)
________________________________________________________________________________________
Fair value of plan assets at December 31	32,134	30,078
________________________________________________________________________________________

Benefit obligation over plan assets	3,835	2,817	15,970	14,259
Unrecognized net actuarial (loss) gain	(4,834)	(4,315)	4,921	8,603
Unrecognized prior service (cost) gain	(190)	(220)	8,245	9,243
________________________________________________________________________________________
Net benefit (prepaid) obligation	$ (1,189)	$ (1,718)	$ 29,136	$ 32,105
========================================================================================

Amounts recognized in the Consolidated Balance Sheets consist of:
			Other
	Pension Benefits		Postretirement Benefits
	_________________________		________________________
December 31	2002	2001	2002	2001
________________________________________________________________________________________
(In thousands)

Prepaid benefit cost	$ (1,189)
Accrued benefit liability	2,329	$ 302	$ 29,136	$ 32,105
Intangible asset	(190)	(220)
Accumulated other comprehensive loss	(2,139)	(1,800)
________________________________________________________________________________________
Net benefit (prepaid) obligation	$ (1,189)	$ (1,718)	$ 29,136	$ 32,105
========================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________________
Note 5. Benefit Plans -- Continued

Weighted-average assumptions are as follows:

	Pension Benefits			Other Postretirement Benefits
	_____________________________			____________________________
Year Ended December 31	2002	2001	2000	2002	2001	2000
_________________________________________________________________________________________

Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	5.25%	5.25%	5.50%
________________________________________________________________________________________

Note 6. Quarterly Financial Data (Unaudited) -

2002 Quarters Ended	Dec. 31	Sept. 30	June 30	March 31
________________________________________________________________________________________
(In thousands)

Net sales	$50,753	$40,987	$41,129	$31,669
Cost of sales	25,322	17,389	19,823	15,355
Net income	5,465	2,475	2,708	1,620
Net income per share	1.19	.54	.59	.35

2001 Quarters Ended
______________________________________________________________________________________

Net sales	$45,716	$34,883	$30,956	$32,258
Cost of sales	23,150	16,209	15,219	14,871
Net income	4,516	1,575	1,926	2,439
Net income per share	.98	.34	.42	.53

   The Company's net sales are traditionally greater in the third and fourth quarters in anticipation of the winter holiday season.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________________________

Note 7. Geographic Information -

   The Company operates predominantly in a single industry segment, that being the distribution and sale of watches and clocks under the brand names of Bulova, Caravelle, Wittnauer and Accutron. Substantially all of the Company's sales are in the United States, Canada and Mexico. Mexico operations commenced in November 2000. The Company evaluates performance based on operating earnings of the respective geographic area and the geographic distributions of the Company's identifiable assets and operating results are summarized in the following tables:

Year Ended December 31, 2002	United States	Canada	Mexico	Total
________________________________________________________________________________________
(In thousands)

Sales	$ 149,467	$ 15,274	$ 3,760	$ 168,501
Intercompany sales	(3,963)			(3,963)
________________________________________________________________________________________
Total net sales	$ 145,504	$ 15,274	$ 3,760	$ 164,538
=======================================================================================

Operating income	$ 17,375	$ 1,612	$ 392	$ 19,379
Royalty income	1,677			1,677
Interest -- net	235	47		282
Other income	184	3	83	270
________________________________________________________________________________________
Income before income taxes	$ 19,471	$ 1,662	$ 475	$ 21,608
========================================================================================
Identifiable assets	$ 190,399	$ 16,484	$ 4,024	$ 210,907
========================================================================================
Year Ended December 31, 2001
________________________________________________________________________________________
(In thousands)

Sales	$ 129,824	$ 13,700	$ 5,281	$ 148,805
Intercompany sales	(4,992)			(4,992)
_______________________________________________________________________________________
Total net sales	$ 124,832	$ 13,700	$ 5,281	$ 143,813
========================================================================================

Operating income	$ 11,414	$ 2,083	$ 1,033	$ 14,530
Royalty income	2,420			2,420
Interest -- net	840	150		990
Other expense	(149)	(4)		(153)
________________________________________________________________________________________
Income before income taxes	$ 14,525	$ 2,229	$ 1,033	$ 17,787
========================================================================================
Identifiable assets	$ 176,101	$ 13,884	$ 4,015	$ 194,000
========================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________________
Notes 7. Geographic Information -- Continued

Year Ended December 31, 2000	United States	Canada	Mexico	Total
_________________________________________________________________________________________
(In thousands)

Sales	$ 137,428	$ 14,196	$ 1,311	$ 152,935
Intercompany sales	(2,164)			(2,164)
_________________________________________________________________________________________
Total net sales	$ 135,264	$ 14,196	$ 1,311	$ 150,771
========================================================================================

Operating income	$ 14,211	$ 2,220	$ 244	$ 16,675
Royalty income	8,039			8,039
Interest -- net	1,863	129		1,992
Other income (expense)	266	9	(1)	274
_________________________________________________________________________________________
Income before income taxes	$ 24,379	$ 2,358	$ 243	$ 26,980
========================================================================================
Identifiable assets	$ 172,144	$ 13,211	$ 2,430	$ 187,785
========================================================================================

Note 8. Contingencies and Litigation -

   (a) Environmental Matters -- During the third quarter of 2002, the Company received notice of potential additional environmental contaminates at two facilities formerly owned by the Company, and settled a claim relating to contaminates at an offsite disposal location formerly used by the Company. The Company recorded a charge of $1,194,000, related to the foregoing matters for the year ended December 31, 2002. At December 31, 2002, the environmental liability is approximately $675,000, which represents the Company's estimate of its remaining costs for these properties.

   (b) Leasing -- The Company leases certain of its warehouse and office facilities. The annual future minimum lease payments under operating leases for the next five years and thereafter are $390,000, $367,000, $367,000, $370,000, $387,000 and $1,593,000.

   (c) Legal Proceedings -- The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company's results of operations, equity or financial position.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None

                                                                                               PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) Directors
		Principal Occupations	Director of
		During Past Five Years	the Company
Name	Age	and Other Directorships	Since
________________________________________________________________________________________
Andrew H. Tisch	53	Chairman of the Board of the Company. Mr. Tisch has served as the Chairman of the Executive Committee and a member of the Office of the President of Loews since January 1999. Prior thereto he had been Chairman of the Management Committee of Loews. Mr. Tisch is also a director of Loews, Zale Corporation and Canary Wharf Group plc.	1979
Herbert C. Hofmann	60	President and Chief Executive Officer of the Company. Mr. Hofmann is also a director of Diamond Offshore Drilling, Inc. (54% owned subsidiary of Loews) and also serves as Senior Vice President of Loews.	1979
Harry B. Henshel	84	Vice Chairman of the Board of the Company.	1958
Laurence A. Tisch	80	Co-Chairman of the Board of Loews. Prior to January 1999, Mr. Tisch had also been Co-Chief Executive Officer of Loews. Mr. Tisch is also a director of CNA Financial Corporation ("CNA") (90% owned subsidiary of Loews). Mr. Tisch also serves as a director of Automatic Data Processing, Inc.	1979
Preston R. Tisch	76	Co-Chairman of the Board of Loews. Prior to January 1999, Mr. Tisch had also been Co-Chief Executive Officer of Loews. Mr. Tisch had been a director of Loews from 1960 to 1986, when he resigned to serve as Postmaster General of the United States. He was re-elected a director of Loews in March 1988. Mr. Tisch is also a director of CNA and Hasbro, Inc.	1988

Messrs. Laurence A. Tisch and Preston R. Tisch are brothers and Mr. Andrew H. Tisch is the son of Mr. Laurence A. Tisch. There are no other family relationships among any of the Company's directors.

Each director serves until the annual meeting of shareholders next succeeding his election and until his successor shall have been duly elected and qualified.

(b)  Executive Officers.
			First Became an
Name	Position and Offices Held	Age	Officer
_________________________________________________________________________________________
Herbert C. Hofmann	President and Chief Executive Officer	60	1985
Warren J. Neitzel	General Counsel and Corporate Secretary	52	1993
John T. O'Reilly	Chief Financial Officer	42	1996
Paul S. Sayegh	Chief Operating Officer	59	1979

  There are no family relationships among the above. Officers are elected by the Board of Directors and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors. All officers of the Company have been engaged actively and continuously in the business of the Company and its subsidiaries for more than the past five years.

Item 11. Executive Compensation.

(a) General.

  The following table sets forth information for the years indicated regarding the compensation of the chief executive officer and each of the other three most highly compensated executive officers of the Company whose compensation exceeded $100,000 as of December 31, 2002, for services in all capacities to the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary
________________________________________________________________________________________

Herbert C. Hofmann	2002	-
President and Chief Executive Officer (a)	2001	-
	2000	-

Paul S. Sayegh	2002	$ 278,000
Chief Operating Officer	2001	296,000
	2000	282,000

Warren J. Neitzel	2002	179,000
General Counsel and Corporate Secretary	2001	177,000
	2000	164,000

John T. O'Reilly	2002	143,000
Chief Financial Officer	2001	137,000
	2000	125,000
_________

  (a) Mr. Hofmann is compensated by Loews. Included in the charges to the Company under the Services Agreement with Loews, as discussed in Item 13 of this Form 10-K, was $240,000 for Mr. Hofmann's services in each of the years ended December 31, 2002, 2001 and 2000.

(b) Compensation Pursuant to Plans.

  Information with respect to certain non-cash compensation made available to the Company's executive officers in 2002, has not been included because the incremental costs thereof to the Company was below the Securities and Exchange Commission's required disclosure threshold.

  The Company provides a non-contributory retirement plan (the "Plan"), for all employees, except for those covered by Loews's benefit plans, which Plan provides pensions upon retirement at one and one-half per cent of the employee's annual compensation during each year of credited service after December 31, 1976, plus one and one-half per cent of annual compensation for the year 1976 multiplied by the number of years of credited service rendered prior to January 1, 1977. Compensation under the Plan includes all compensation as an employee included in the table above. Pension benefits are not subject to reduction for Social Security benefits or other amounts. The following table shows estimated annual benefits payable upon retirement under the Plan for various amounts of average compensation and years of credited service, based upon retirement in 2003 and a straight life annuity form of pension. Other forms of pension payments are also available under the Plan. Pension benefits may be limited by the Internal Revenue Code.

	Estimated Annual Pension for Representative
Remuneration	Years of Credited Service
_________________________________________________________________________________________
	15	20	25	30	35

$ 50,000	$ 11,250	$15,000	$ 18,750	$ 22,500	$ 26,250
100,000	22,500	30,000	37,500	45,000	52,500
150,000	33,750	45,000	56,250	67,500	78,750
200,000	45,000	60,000	75,000	90,000	105,000
250,000	56,250	75,000	93,750	112,500	131,250

  The years of credited service and the estimated annual retirement benefit payable at normal retirement age for the following officers are as follows:
		Estimated Annual
Name	Years	Retirement Benefit
________________________________________________________________________________________
Herbert C. Hofmann*
Warren J. Neitzel	22	$68,330
Paul S. Sayegh*
John T. O'Reilly*

*Not covered under the Plan.
Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners.

  The only person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities is Loews, which owns beneficially 4,459,859 shares of the outstanding Common Stock of the Company as of February 28, 2003, constituting approximately 97% of the total shares of Common Stock outstanding. Loews's principal executive offices are located at 667 Madison Avenue, New York, New York 10021-8087. For information with respect to the principal holders of the outstanding voting securities of Loews, see Item 12 (b) below.

(b) Security Ownership of Management.

  The following table sets forth certain information, as of February 28, 2003, with respect to the shares of the Company's Common Stock and shares of Loews Common Stock beneficially owned by each of the directors of the Company and executive officers named above and by all directors and executive officers of the Company as a group:

			Shares of
Name of Individual	Shares of		Loews
or Number of	Common	Percent of	Common	Percent of
Persons in Group	Stock (1)	Class	Stock (1)	Class
_________________________________________________________________________________________
Harry B. Henshel	100	*
Herbert C. Hofmann			18,600(2)	*
Warren J. Neitzel
John T. O'Reilly
Paul S. Sayegh			4,150(3)	*
Andrew H. Tisch			2,839,500(4)	1.6%
Laurence A. Tisch			18,617,996(5)	9.7%
Preston R. Tisch			29,983,184(6)	16.2%
All directors and executive officers as a
group (8 listed above)	100	*	51,463,430	27.5%

*Represents less than 1% of the outstanding shares of stock.

(1) Except as otherwise indicated, the persons listed as beneficial owners of shares of stock have sole voting and investment power with respect to such shares.

(2) Includes 18,600 shares of Loews Common Stock issuable upon the exercise of options granted under the Loews Corporation 2000 Stock Option Plan which are currently exercisable.

(3) Includes 4,150 shares of Loews Common Stock issuable upon the exercise of options granted under the Loews Corporation 2000 Stock Option Plan which are currently exercisable.

  (4) Includes 30,000 shares of Loews Common Stock issuable upon the exercise of options granted under the Loews Corporation 2000 Stock Option Plan which are currently exercisable. Also includes 2,765,500 shares of Loews Common Stock held by a trust of which Mr. A. H. Tisch is the managing trustee and beneficiary and 40,000 shares of Loews Common Stock held by a charitable foundation as to which Mr. A. H. Tisch has shared voting and investment power.

  (5) Includes 8,000,000 shares of Loews Common Stock held by Mr. L.A. Tisch as trustee of a trust for the benefit of his wife, as to which he has sole voting and investment power. Does not include 11,507,760 shares of Loews common stock held by the sons of Mr. L.A. Tisch, including Mr. Andrew H. Tisch.

  (6) Includes 9,195,188 shares of Loews Common Stock held by Mr. P.R. Tisch as trustee of a trust for the benefit of his wife, as to which he has sole voting and investment power. Does not include 878,704 shares of Loews common stock held by the adult son of Mr. P.R. Tisch.

Item 13. Certain Relationships and Related Transactions.

  The Company and Loews have entered into a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns which include the Company and its subsidiaries. Under this agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in Loews's consolidated federal income tax return or (ii) pay to Loews an amount, if any, equal to the federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. This agreement may be canceled by the Company or Loews upon thirty days written notice. Pursuant to this agreement, the Company made estimated payments to Loews for the year ended December 31, 2002 amounting to $4,591,000.

  The Company and Loews have entered into a services agreement pursuant to which Loews provides to the Company various administrative services, including among other things, data processing, purchasing, accounts payable, printing, tax return preparation, insurance and cash management services. In addition, the Company provides Loews with warehousing services. Pursuant to this agreement, each party reimburses the other in an amount not to exceed the allocated costs of the services provided. The Company paid Loews $3,000,000 for services provided during 2002. In addition, the Company has reimbursed to Loews approximately $534,000 in salaries and related employee benefits for 2002 for employees of Loews on loan to the Company.

   The Company and Loews are parties to the Credit Agreement under which the Company may take unsecured loans from Loews from time to time, in principal amounts aggregating up to $50,000,000. The Company has not utilized the Credit Agreement since 1995 and there are no amounts outstanding. The Company may require working capital advances under this agreement to finance line extensions for Wittnauer and the Harley Davidson licensed product as well as the Company's international expansion efforts and operating needs.

  The Company participates in blanket insurance policies, primarily relating to property and casualty and general liability insurance, which cover properties and facilities of Loews and certain of its subsidiaries, including the Company. The Company reimbursed to Loews approximately $405,000 for premiums paid with respect to 2002.

Certain of the Company's employee health and life insurance benefits are provided by an insurance subsidiary of CNA. Premiums and fees for such insurance amounted to approximately $181,000 for 2002.

Item 14. Controls and Procedures

  The Company maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the federal securities laws, including this report, is recorded, processed, summarized and reported on a timely basis. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the federal securities laws is accumulated and communicated to the Company's management on a timely basis to allow decisions regarding required disclosure.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a) 1. The consolidated financial statements appear above under Item 8. The following additional financial data should be read in conjunction with those financial statements. Schedules not included with these additional financial data have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes to consolidated financial statements.

Page
Number
_______

2. Financial statement schedules:

Independent Auditors' Report	9
Bulova Corporation and Subsidiaries:
Schedule II-Valuation and Qualifying Accounts	35

3. Exhibits:
Exhibit
Description	Number
__________	_______

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

3(a)

By-laws currently in effect and incorporated herein by reference to Exhibit 3(b) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1984	3(b)

Exhibit
Description	Number
__________	_______
(10)	Material Contracts

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

  There were no reports on Form 8-K for the three months ended December 31, 2002.

SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION

Dated: March 27, 2003	By	/s/ John T. O'Reilly
______________________________________
(John T. O'Reilly, Chief Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 27, 2003	By	/s/ Herbert C. Hofmann
_______________________________________
(Herbert C. Hofmann, President, Chief
Executive Officer and Director)

Dated: March 27, 2003	By	/s/ John T. O'Reilly
_______________________________________
(John T. O'Reilly, Chief Financial Officer)

	By	_______________________________________
(Harry B. Henshel, Director)

Dated: March 27, 2003	By	/s/ Andrew H. Tisch
_______________________________________
(Andrew H. Tisch, Director)

Dated: March 27, 2003	By	/s/ Laurence A. Tisch
_______________________________________
(Laurence A. Tisch, Director)

Dated: March 27, 2003	By	/s/ Preston R. Tisch
_______________________________________
(Preston R. Tisch, Director)

CERTIFICATIONS

I, Herbert C. Hofmann, certify that:

1.	I have reviewed this annual report on Form 10-K of Bulova Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ Herbert C. Hofmann
Herbert C. Hofmann
Chief Executive Officer

CERTIFICATIONS

I, John T. O'Reilly, certify that:

1.	I have reviewed this annual report on Form 10-K of Bulova Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	By:	/s/ John T. O'Reilly
John T. O'Reilly
Chief Financial Officer

Schedule II

BULOVA CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
_________	_________	________	________	________

Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
__________	_________	_________	__________	_________
`
Year Ended December 31, 2002

Allowance for doubtful accounts	$ 4,242,000	$ 1,286,000	$ 1,483,000 (a)	$ 4,045,000
Allowance for cash discounts	393,000	1,500,000	1,493,000	400,000
________________________________________________________
	$ 4,635,000	$ 2,786,000	$ 2,976,000	$ 4,445,000
=======================================================

Year Ended December 31, 2001

Allowance for doubtful accounts	$ 3,932,000	$ 725,000	$ 415,000 (a)	$ 4,242,000
Allowance for cash discounts	1,085,000	370,000	1,062,000	393,000
________________________________________________________
	$ 5,017,000	$ 1,095,000	$ 1,477,000	$ 4,635,000
========================================================

Year Ended December 31, 2000

Allowance for doubtful accounts	$ 3,540,000	$ 1,134,000	$ 742,000 (a)	$ 3,932,000
Allowance for cash discounts	631,000	1,670,000	1,216,000	1,085,000
________________________________________________________
	$ 4,171,000	$ 2,804,000	$ 1,958,000	$ 5,017,000
=======================================================

________________

(a) Includes doubtful accounts written off net of recoveries.