Form 10-Q
period 2003-03-31
BULOVA CORP
filed 2003-05-13
CIK 15310

==================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________    to ____________

Commission file number	1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ONE BULOVA AVENUE, WOODSIDE, NY	11377-7874
(Address of principal executive offices)	(Zip code)
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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act ).

Yes		No	X
Class	Outstanding at May 1, 2003
Common stock, $5 par value	4,599,857 shares
========================================================================================
1

                                                      BULOVA CORPORATION

                                           INDEX TO QUARTERLY REPORT ON
                                                   FORM 10-Q FILED WITH THE
                                    SECURITIES AND EXCHANGE COMMISSION

                                    For the quarterly period ended March 31, 2003
Item	Part I. Financial Information	Page
No.		No.

1.	Financial Statements
	Consolidated Condensed Balance Sheets March 31, 2003 and December 31, 2002	3

	Consolidated Condensed Statements of Income
	Three months ended March 31, 2003 and 2002	4

	Consolidated Condensed Statements of Cash Flows
	Three months ended March 31, 2003 and 2002	5

	Notes to Consolidated Condensed Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

4.	Controls and Procedures	12

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K	12

                                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)
__________________________________________________________________________________

	March 31,	December 31,
Assets	2003	2002
__________________________________________________________________________________

Current Assets:
Cash and cash equivalents	$ 11,372	$ 9,930
Short-term investments	398	229
Accounts and notes receivable -- net	77,724	87,483
Inventories, principally watches and clocks	66,022	67,293
Prepaid expenses	1,488	1,704
Deferred income taxes	11,567	11,209
__________________________________________________________________________________
Total current assets	168,571	177,848
__________________________________________________________________________________

Property, plant and equipment-net	15,912	16,257
_________________________________________________________________________________
Other assets:
Deferred income taxes	11,128	11,448
Trademarks	4,983	4,983
Other	791	371
__________________________________________________________________________________
Total other assets	16,902	16,802
__________________________________________________________________________________
Total assets	$ 201,385	$ 210,907
==================================================================================

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 2,977	$ 14,231
Accrued expenses	18,724	22,672
Accrued federal and foreign income taxes	3,350	787
__________________________________________________________________________________
Total current liabilities	25,051	37,690
_________________________________________________________________________________
Other Long-Term Liabilities:
Postretirement benefits payable	26,774	27,460
Pension benefits payable	2,329	2,329
_________________________________________________________________________________
Total long-term liabilities	29,103	29,789
_________________________________________________________________________________
Shareholders' equity	147,231	143,428
__________________________________________________________________________________
Total liabilities and shareholders' equity	$ 201,385	$ 210,907
================================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
__________________________________________________________________________________

	Three Months Ended
	March 31,
__________________________________________________________________________________
	2003	2002
__________________________________________________________________________________

Net sales	$ 41,048	$ 31,670
Cost of sales	20,907	15,354
__________________________________________________________________________________

Gross profit	20,141	16,316
Selling, general and administrative expenses	15,941	14,304
__________________________________________________________________________________

Operating income	4,200	2,012
Royalty income	34	818
Interest income -- net	17	67
Other income	20	55
__________________________________________________________________________________

Income before income taxes	4,271	2,952
Income tax expense	1,197	1,332
_________________________________________________________________________________
Net income	$ 3,074	$ 1,620
=================================================================================

Net income per share	$ 0.67	$ 0.35
=================================================================================
Weighted average number of shares outstanding (in thousands)	4,599	4,599
=================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
__________________________________________________________________________________

	Three Months Ended
	March 31,
__________________________________________________________________________________
	2003	2002
__________________________________________________________________________________

Operating Activities:

Net income	$ 3,074	$ 1,620
Adjustments to reconcile net income to net cash
provided by operating activities	693	1,185
Changes in assets and liabilities-net:
Accounts and notes receivables	9,739	21,498
Inventories	1,271	4,025
Other assets	(420)	111
Accounts payable and accrued expenses	(15,202)	(9,905)
Accrued federal and foreign income taxes	2,563	395
Other long-term liabilities	43	(393)
__________________________________________________________________________________
	1,761	18,536
__________________________________________________________________________________

Investing Activities:

Purchases of short-term investments	(398)	(14,890)
Proceeds from sales of short-term investments	229
Purchases of property, plant and equipment	(150)	(108)
__________________________________________________________________________________
	(319)	(14,998)
__________________________________________________________________________________

Net change in cash and cash equivalents	1,442	3,538
Cash and cash equivalents, beginning of period	9,930	18,937
__________________________________________________________________________________

Cash and cash equivalents, end of period	$ 11,372	$ 22,475
==================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.

   See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 27, 2003. There have been no changes in significant accounting policies since December 31, 2002.

   (a) Accounting Pronouncements -- In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of a long-lived asset that results from the acquisition, construction, development and/or the normal operation of a long-lived assets, except for certain obligations of lessees. Adoption of this statement in January 2003 has not had a material impact on the Company's consolidated financial statements.

.

   In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

   In November of 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (an interpretation of SFAS No. 5, 57 and 107 and rescission of FIN No. 34)." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions are required on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual period ending after December 15, 2002. The Company is not a party to any agreement in which it is a guarantor of indebtedness of others. Accordingly, this pronouncement is currently not applicable to the Company.

   In January of 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN No. 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. However, certain of the disclosure requirements apply to financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have any variable interest entities as defined in FIN 46. Accordingly, this pronouncement has no impact on the Company's consolidated financial statements.

   (b) The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated condensed financial statements have not been audited, however, in the opinion of Management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002, and changes in cash flows for the three months ended March 31, 2003 and 2002.

   On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position.

Results of operations through the first quarter of each of the years is not necessarily indicative of results of operations for that entire year.

2.

   Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $1,500,000 and $918,000 for the three months ended March 31, 2003 and 2002, respectively.

See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2002.

3.

   Loews provides administrative and managerial services for which the Company was charged $750,000 for each of the three month periods ended March 31, 2003 and 2002, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

4.	Geographic Information:

   The Company operates in a single industry segment, the distribution and sale of watches and clocks under the brand names of Bulova, Caravelle, Wittnauer and Accutron. Substantially all of the Company's sales are in the United States, Canada and Mexico. The Company recently established a subsidiary to distribute product throughout Europe, signed distribution agreements covering portions of South and Central America and Asia and entered into license agreements covering certain countries in the Far East. Revenues from these overseas operations were immaterial for the three months ended March 31, 2003. The Company evaluates performance based on operating earnings of the respective geographic area. The geographic distribution of the Company's operating results are summarized in the following tables:

	United
Three Months Ended March 31, 2003	States	Canada	Mexico	Total
___________________________________________________________________________________
(In thousands)

Sales	$ 39,082	$ 3,068	$ 964	$ 43,114
Intercompany sales	(2,066)			(2,066)
___________________________________________________________________________________
Total net sales	$ 37,016	$ 3,068	$ 964	$ 41,048
===================================================================================

Operating income	$ 3,796	$ 216	$ 188	$ 4,200
Royalty income	34			34
Interest income -- net	6	11		17
Other income (expense)	20	(6)	6	20
___________________________________________________________________________________
Income before income taxes	$ 3,856	$ 221	$ 194	$ 4,271
==================================================================================

Geographic Information -- Continued
	United
Three Months Ended March 31, 2002	States	Canada	Mexico	Total
__________________________________________________________________________________
(In thousands)

Sales	$ 28,938	$ 2,985	$ 771	$ 32,694
Intercompany sales	(1,024)			(1,024)
__________________________________________________________________________________
Total net sales	$ 27,914	$ 2,985	$ 771	$ 31,670
==================================================================================

Operating income	$ 1,891	$ 54	$ 67	$ 2,012
Royalty income	818			818
Interest income -- net	52	15		67
Other income	54	1		55
__________________________________________________________________________________
Income before income taxes	$ 2,815	$ 70	$ 67	$ 2,952
==================================================================================
5. Shareholders' equity:

	March 31,	December 31,
	2003	2002
__________________________________________________________________________________
(In thousands)

Common stock	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	104,568	101,494
Accumulated other comprehensive loss	(3,528)	(4,257)
__________________________________________________________________________________
Total	147,236	143,433
Less treasury stock, at cost	5	5
__________________________________________________________________________________
Total shareholders' equity	$ 147,231	$ 143,428
================================================================================================
6.

   For the three months ended March 31, 2003 and 2002, comprehensive income totaled $3,803,000 and $1,590,000 respectively. Comprehensive income includes net income, foreign currency translation gains or losses, unrealized appreciation (depreciation) on marketable securities and pension liability adjustments.

7.

   During the third quarter of 2002 the Company received notice of potential additional environmental contaminates at two facilities formerly owned by the Company, and settled a claim related to contaminates at an offsite disposal location formerly used by the Company. These expenses have been accrued and provided for in 2002. At March 31, 2003, the environmental liability is approximately $644,000, which represents the Company's estimate of its remaining cost for the these properties. The Company will pay for these expenses as incurred from operations.

8.

   The Company maintains a reserve for costs that it estimates will be needed to cover future product warranty obligations for products sold. Estimates are based upon the Company's historical experience as well as current production techniques.

The following represents the reconciliation for the warranty reserve for the periods presented:

	March 31,	December 31,
	2003	2002
_________________________________________________________________________________
(In thousands)

Beginning balance	$ 445	$ 998
Charges incurred		(553)
_________________________________________________________________________________
Ending balance	$ 445	$ 445
=================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING ESTIMATES

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated condensed financial statements and the related notes. Actual results could differ from those estimates.

   The consolidated condensed financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, applied on a consistent basis. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated condensed financial statements. In general, management's estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

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

9

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities was $1,761,000 for the three months ended March 31, 2003 as compared to net cash provided by operating activities of $18,536,000 for the same period in 2002. The decrease in net cash flow in 2003, as compared to the corresponding period of the prior year, is attributable to an increase in accounts receivable reflecting higher sales for the first quarter, a related increase in inventory to meet the increased sales levels, and cash expended on accounts payable and accrued expenses, partially offset by the increase in net income. The Company's inventory purchases increased for the three months ended March 31, 2003 to meet increased demand, principally from larger retailers, to replenish low inventory levels following a cautious selling season in 2002.

The Company has no material commitments for capital expenditures as of March 31, 2003.

   As discussed below in Results of Operations, the Company's principal license agreement expired on December 31, 2002, and the Company has signed new distribution agreements for Poland, the Netherlands and Greece. Swiss operations commenced in January 2003. The operating results of the European operations are dependent upon economic conditions which, if weak, could negatively impact liquidity and future cash flows.

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

RESULTS OF OPERATIONS

   Net sales increased $9,378,000 for the three months ended March 31, 2003, as compared to the prior year. The increase in net sales is attributable to a 26.5% increase in unit volume and a 5.0% increase in unit prices for the Company's watch brands, as well as higher clock unit volume of 16.8%, partially offset by lower average clock selling prices of 10.9% for the three months ended March 2003, as compared to the corresponding period of the prior year. The increase in sales is due to higher purchases, principally by larger retailers, to replenish their low inventory levels following a cautious selling season in 2002. Income before income taxes increased $1,319,000 for the three months ended March 31, 2003, as compared to the corresponding period of the prior year. This improvement is attributable to the increased net sales, partially offset by lower royalty income.

   The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. Gross profit as a percentage of net sales for the three months ended March 31, 2003 was 49.1%, as compared to 51.5%, for the corresponding period of the prior year. This decrease is attributable to the sales mix within the brands, in conjunction with increased costs associated with the material sales and service departments.

   The Company's operating expenses as a percentage of net sales for the three months ended March 31, 2003 was 38.8% as compared to 45.2% for the corresponding prior year period. This decline is due to operating efficiencies and increased sales as compared to the corresponding period of the prior year.

   Royalty income has decreased by $784,000 for the three months ended March 31, 2003, as compared to the corresponding period of the prior year. Royalty income for the three months ended March 31, 2002 included the final minimum royalty payments received from the Company's principal Europe and Asian licensees. In anticipation of the expiration of the European license agreement on December 31, 2002, the Company established a Swiss subsidiary in the third quarter of 2002, Bulova Swiss SA, to handle sales and distribution throughout Europe. Bulova Swiss SA operations commenced in January 2003. The Company has signed new distribution agreements for Poland, the Netherlands and Greece. Royalty income is likely to continue to be lower in the future due to lower minimums and the Company's decision not to renew certain licensing arrangements overseas, but rather to focus on direct sales and distribution arrangements in most overseas countries.

Interest income -- net decreased by $50,000 for the three months ended March 31, 2003, as compared to 2002, due to a lower level of invested assets and lower interest rates.

Foreign Currency

   The Company imports most of its watch and clock products. During the first three months of 2003, approximately 3% of the Company's purchases were denominated in Japanese yen. The remaining purchases were primarily denominated in U.S. dollars for product acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on results of operations for the three months ended March 31, 2003 and 2002. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Accounting Standards

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of a long-lived asset that results from the acquisition, construction, development and (or) the normal operation of a long-lived assets, except for certain obligations of lessees. Adoption of this statement in January 2003 has not had a material impact on the Company's consolidated financial statements.

   In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this standard to have a material impact on the Company's consolidated financial statements.

   On April 30, 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Forward-Looking Statements

   When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates" and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, changes in financial markets, significant changes in consumer spending patterns, competition in the Company's product areas, changes in foreign currency valuations in relation to the U.S. dollar, changes in foreign, political, social and economic conditions, the Company's ability to renew or find new licensees or distributors to replace those terminated in 2002, and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits--

Description of Exhibit	Number

Certification dated May 12, 2003, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	99.1

Certification dated May 12, 2003, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	99.2

(b) Current reports on Form 8-K --

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
(Registrant)

Dated: May 12, 2003	By:	/s/ John T. O'Reilly
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

Date: May 12, 2003	By:	/s/ Herbert C. Hofmann
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

Date: May 12, 2003	By:	/s/ John T. O'Reilly
John T. O'Reilly
Chief Financial Officer