Form 10-Q
period 2003-06-30
BULOVA CORP
filed 2003-08-08
CIK 15310

==================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________    to ____________

Commission file number	1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ONE BULOVA AVENUE, WOODSIDE, NY	11377-7874
(Address of principal executive offices)	(Zip code)
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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes		No	X
Class	Outstanding at August 1, 2003
Common stock, $5 par value	4,599,857 shares
======================================================================================= 1

                                                      BULOVA CORPORATION

                                           INDEX TO QUARTERLY REPORT ON
                                                   FORM 10-Q FILED WITH THE
                                    SECURITIES AND EXCHANGE COMMISSION

                                    For the quarterly period ended June 30, 2003
Item	Part I. Financial Information	Page
No.		No.

1.	Financial Statements
	Consolidated Condensed Balance Sheets June 30, 2003 and December 31, 2002	3

	Consolidated Condensed Statements of Income
	Three and Six months ended June 30, 2003 and 2002	4

	Consolidated Condensed Statements of Cash Flows
	Six months ended June 30, 2003 and 2002	5

	Notes to Consolidated Condensed Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

4.	Disclosure Controls and Procedures	13

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K	14

                                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)
_________________________________________________________________________________

	June 30,	December 31,
Assets	2003	2002
_________________________________________________________________________________

Current Assets:
Cash and cash equivalents	$ 7,781	$ 9,930
Short-term investments	1,196	229
Accounts and notes receivable -- net	77,475	87,483
Inventories, principally watches and clocks	76,887	67,293
Prepaid expenses	864	1,704
Deferred income taxes	12,399	11,209
__________________________________________________________________________________
Total current assets	176,602	177,848
__________________________________________________________________________________

Property, plant and equipment-net	15,675	16,257
__________________________________________________________________________________
Other assets:
Deferred income taxes	11,008	11,448
Trademarks	4,983	4,983
Other	694	371
__________________________________________________________________________________
Total other assets	16,685	16,802
__________________________________________________________________________________
Total assets	$ 208,962	$ 210,907
===================================================================================

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 9,415	$ 14,231
Accrued expenses	19,038	22,672
Accrued federal and foreign income taxes	701	787
__________________________________________________________________________________
Total current liabilities	29,154	37,690
__________________________________________________________________________________
Other Long-Term Liabilities:
Postretirement benefits payable	26,649	27,460
Pension benefits payable	2,329	2,329
__________________________________________________________________________________
Total long-term liabilities	28,978	29,789
__________________________________________________________________________________
Shareholders' equity	150,830	143,428
__________________________________________________________________________________
Total liabilities and shareholders' equity	$ 208,962	$ 210,907
===================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
___________________________________________________________________________________

	Three Months Ended	Six Months Ended
	June 30,	June 30,
___________________________________________________________________________________
	2003	2002	2003	2002
___________________________________________________________________________________

Net sales	$ 33,380	$ 41,129	$ 74,428	$ 72,798
Cost of sales	13,700	19,823	34,607	35,178
___________________________________________________________________________________

Gross profit	19,680	21,306	39,821	37,620
Selling, general and administrative expenses	17,020	17,106	32,961	31,408
___________________________________________________________________________________

Operating income	2,660	4,200	6,860	6,212
Royalty income	214	95	248	913
Interest income -- net	68	137	117	204
Other income (expense)	(19)	192	1	247
___________________________________________________________________________________

Income before income taxes	2,923	4,624	7,226	7,576
Income tax expense	982	1,916	2,211	3,248
___________________________________________________________________________________
Net income	$ 1,941	$ 2,708	$ 5,015	$ 4,328
==================================================================================
Net income per share	$ 0.42	$ 0.59	$ 1.09	$ 0.94
==================================================================================
Weighted average number of shares
outstanding (in thousands)	4,599	4,599	4,599	4,599
==================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
___________________________________________________________________________________

	Six Months Ended
	June 30,
___________________________________________________________________________________
	2003	2002
___________________________________________________________________________________

Operating Activities:

Net income	$ 5,015	$ 4,328
Adjustments to reconcile net income to net cash (used)
provided by operating activities	3,411	3,208
Changes in assets and liabilities-net:
Accounts and notes receivable	6,580	9,886
Inventories	(9,594)	(519)
Other assets	517	(450)
Accounts payable and accrued expenses	(8,450)	(10,401)
Accrued federal and foreign income taxes	(86)	(971)
Other long-term liabilities	1,268	100
___________________________________________________________________________________
	(1,339)	5,181
___________________________________________________________________________________

Investing Activities:

Purchases of short-term investments	(1,196)	(19,886)
Proceeds from sales of short-term investments	678	5,000
Purchases of property, plant and equipment	(292)	(256)
___________________________________________________________________________________
	(810)	(15,142)
___________________________________________________________________________________

Net change in cash and cash equivalents	(2,149)	(9,961)
Cash and cash equivalents, beginning of period	9,930	18,937
___________________________________________________________________________________

Cash and cash equivalents, end of period	$ 7,781	$ 8,976
==================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.

   See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for Bulova Corporation and Subsidiaries (the "Company") for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 27, 2003. There have been no changes in significant accounting policies since December 31, 2002.

   (a) Accounting Pronouncements -- In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this statement has not had a material impact on the Company's consolidated financial statements.

   In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement has not had a material impact on the Company's consolidated financial statements.

   In April of 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its results of operations or financial position.

    On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 modifies the accounting and financial statement disclosures of three types of financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. The Company does not have any financial instruments outstanding to which the provisions of SFAS No. 150 apply, therefore the adoption of SFAS No. 150 is not expected to have a material impact on the equity or results of operations of the Company.

   (b) Loews Corporation has a stock option plan, for which some Bulova employees participate. Loews Corporation does not record compensation expense for stock option awards given to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly no allocation of such cost is made to the Company. Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation" and as amended by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123," the Company's disclosure of pro forma net income and pro forma net income per share would have been:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

(In thousands)

Net income:

Net income as reported	$ 1,941	$ 2,708	$ 5,015	$ 4,328
Deduct: Total stock-based
employee compensation expense
determined under the fair value
based method, net	(26)	(18)	(51)	(36)
____________________________________________________________________________
Pro forma net income	$ 1,915	$ 2,690	$ 4,964	$ 4,292
=============================================================================

Net income per share:

As reported	$ 0.42	$ 0.59	$ 1.09	$ 0.94
Pro forma	$ 0.42	$ 0.58	$ 1.08	$ 0.93

   (c) The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated condensed financial statements have not been audited, however, in the opinion of Management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and December 31, 2002 and the results of operations for the three and six months ended June 30, 2003 and 2002, and changes in cash flows for the six months ended June 30, 2003 and 2002.

Results of operations for the second quarter and first half of each of the years reported herein is not necessarily indicative of results of operations for that entire year.

2.

   Under the tax allocation agreement between the Company and its parent, Loews Corporation ("Loews"), the Company has paid Loews approximately $1,499,000, $805,000, $2,999,000, and $1,723,000 for the three and six months ended June 30, 2003 and 2002, respectively.

See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2002.
3.

   Loews provides administrative and managerial services for which the Company was charged $750,000 and $1,500,000 for each of the three and six month periods ended June 30, 2003 and 2002, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

4.	Geographic Information:

   The Company operates in a single industry segment, the distribution and sale of watches and clocks under the brand names of Bulova, Caravelle, Wittnauer and Accutron. Substantially all of the Company's sales are in the United States, Canada and Mexico. The Company has established a Swiss subsidiary to distribute product throughout Europe, signed distribution agreements covering portions of South and Central America, Asia, Europe and Australia and entered into license agreements covering certain countries in the Far East. Revenues from the Swiss subsidiary were immaterial for the three and six months ended June 30, 2003 and have been included within the United States. The Company evaluates performance based on operating earnings of the respective geographic area. The geographic distribution of the Company's operating results are summarized in the following tables:

Three Months Ended June 30, 2003	United States	Canada	Mexico	Total
______________________________________________________________________________
(In thousands)

Sales	$ 29,752	$ 3,748	$ 1,044	$ 34,544
Intercompany sales	(1,164)			(1,164)
______________________________________________________________________________
Total net sales	$ 28,588	$ 3,748	$ 1,044	$ 33,380
==============================================================================

Operating income	$ 2,128	$ 179	$ 353	$ 2,660
Royalty income	214			214
Interest income -- net	46	22		68
Other expense	(2)	(13)	(4)	(19)
_____________________________________________________________________________
Income before income taxes	$ 2,386	$ 188	$ 349	$ 2,923
==============================================================================

Three Months Ended June 30, 2002
_______________________________________________________________________________

Sales	$ 37,977	$ 3,438	$ 994	$ 42,409
Intercompany sales	(1,280)			(1,280)
_______________________________________________________________________________
Total net sales	$ 36,697	$ 3,438	$ 994	$ 41,129
==============================================================================

Operating income	$ 3,611	$ 391	$ 198	$ 4,200
Royalty income	95			95
Interest income -- net	126	11		137
Other income	55	23	114	192
_______________________________________________________________________________
Income before income taxes	$ 3,887	$ 425	$ 312	$ 4,624
==============================================================================

Six Months Ended June 30, 2003
_______________________________________________________________________________

Sales	$ 68,834	$ 6,816	$ 2,008	$ 77,658
Intercompany sales	(3,230)			(3,230)
_______________________________________________________________________________
Total net sales	$ 65,604	$ 6,816	$ 2,008	$ 74,428
==============================================================================

Operating income	$ 5,924	$ 395	$ 541	$ 6,860
Royalty income	248			248
Interest income -- net	84	33		117
Other income (expense)	18	(19)	2	1
_______________________________________________________________________________
Income before income taxes	$ 6,274	$ 409	$ 543	$ 7,226
==============================================================================

Geographic Information -- Continued

Six Months Ended June 30, 2002	United States	Canada	Mexico	Total
______________________________________________________________________________
(In thousands)

Sales	$ 66,914	$ 6,423	$ 1,765	$ 75,102
Intercompany sales	(2,304)			(2,304)
______________________________________________________________________________
Total net sales	$ 64,610	$ 6,423	$ 1,765	$ 72,798
==============================================================================

Operating income	$ 5,502	$ 445	$ 265	$ 6,212
Royalty income	913			913
Interest income -- net	178	26		204
Other income	109	24	114	247
______________________________________________________________________________
Income before income taxes	$ 6,702	$ 495	$ 379	$ 7,576
==============================================================================
5.	Shareholders' equity:

	June 30,	December 31,
	2003	2002
____________________________________________________________________________
(In thousands)

Common stock	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	106,509	101,494
Accumulated other comprehensive loss	(1,870)	(4,257)
____________________________________________________________________________
Total	150,835	143,433
Less treasury stock, at cost	5	5
____________________________________________________________________________
Total shareholders' equity	$ 150,830	$ 143,428
========================================================================
6.

   For the three and six months ended June 30, 2003 and 2002, comprehensive income totaled $3,599, $3,298, $7,402 and $4,888, respectively. Comprehensive income includes net income, foreign currency translation gains or losses, unrealized appreciation (depreciation) on marketable securities and pension liability adjustments.

7.

   During the third quarter of 2002, the Company received notice of potential additional environmental contaminates at two facilities formerly owned by the Company, and settled a claim related to contaminates at an offsite disposal location formerly used by the Company. These expenses have been accrued and provided for in 2002. At June 30, 2003, the environmental liability is approximately $540,000, which represents the Company's estimate of its remaining cost for these properties. The Company pays for these expenses as incurred.

8.

   The Company maintains a reserve for costs that it estimates will be needed to cover future product warranty obligations for products sold. Estimates are based upon the Company's historical experience as well as current production techniques.

The following represents the reconciliation for the warranty reserve for the periods presented:

	June 30,	December 31,
	2003	2002
____________________________________________________________________________
(In thousands)

Balance, beginning of period	$ 445	$ 998
Charges incurred		(553)
____________________________________________________________________________
Balance, end of period	$ 445	$ 445
============================================================================

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

   The consolidated condensed financial statements and accompanying notes have been prepared in accordance with GAAP applied on a consistent basis. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated condensed financial statements. In general, management's estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

   The accounting policies discussed below are considered by management to be critical to an understanding of the Company's financial statements as their application places the most significant demands on management's judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and have a material adverse impact on the Company's results of operations or equity.

Allowance for Doubtful Accounts

   Sales are recognized upon shipment of products to customers since title passes upon shipment. Allowances for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends.

Inventory Reserve

   The Company has established a reserve for the valuation of inventory. The cost of inventory is determined on a first-in, first out basis. In determining the value of inventory, management considers sales history of the individual product, current consumer purchasing trends, secondary distribution channels as well as overall sales activity

Warranty Reserve

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

LIQUIDITY AND CAPITAL RESOURCES

   Net cash utilized by operating activities was $1,339,000 for the six months ended June 30, 2003 as compared to net cash provided by operating activities of $5,181,000 for the same period in 2002. The decrease in net cash flow in 2003, as compared to the corresponding period of the prior year, is attributable to the increase of inventory purchases for the relaunching of the Accutron line and the launching of the Wittnauer line, higher purchases related to anticipated sales for European operations and the recently acquired grandfather clock business, as well as providing for the growth of the Mexican operations. Additionally, the decrease is due to the timing of accounts receivable collections, partially offset by a decline in cash expended on accounts payable and accrued expenses.

The Company has no material commitments for capital expenditures as of June 30, 2003.

   As discussed below in Results of Operations, the Company's principal license agreement expired on December 31, 2002, and the Company has signed new distribution agreements for Poland, the Netherlands, Greece and Australia. Swiss operations commenced in January 2003. The operating results of the European operations are dependent upon economic conditions which, if weak, could negatively impact liquidity and future cash flows.

   The Company and Loews, which owns approximately 97% of the Company's common stock, have a credit agreement (the "Credit Agreement") which provides, under terms and conditions set forth therein, for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. The Company has not utilized the Credit Agreement since 1995 and there are no amounts outstanding. The Company may require working capital advances under this agreement for financing line extensions for Wittnauer and the Harley Davidson licensed product as discussed below, as well as the Company's international expansion efforts and operating needs.

RESULTS OF OPERATIONS

Net sales decreased $7,749,000 or 18.8% and increased $1,630,000 or 2.2%, for the three and six months ended June 30, 2003, as compared to the corresponding periods of prior year.

   The decrease in sales for the quarter ended June 30, 2003 is primarily attributable to a 23.8% and 16.9% decline in watch and clock unit volume, partially offset by an increase in watch and clock selling prices of 7.6% and 4.7%, respectively, as compared to the corresponding period of the prior year. The decline in watch unit volume was within all of the Company's core brands, with the exception of Accutron.

   The increase in sales for the six months ended June 30, 2003 is attributable to higher watch selling prices of 6.8% and clock unit sales volume of 1.2%, partially offset by a decline in watch unit sales volume of 2.8% and clock selling prices of 6.0%, as compared to the corresponding period of the prior year. Higher unit prices in the Bulova, Caravelle and Harley Davidson product lines were the primary reason for the increase in watch selling prices for the six months ended June 30, 2003. Sales unit volume for Accutron, Wittnauer and Harley Davidson were strong for the six months ended June 30, 2003, partially offset by the fall in watch unit volume for the remaining watch brands. The improvement in sales for the six month period is also attributable to higher purchases, principally by larger retailers in the first quarter of 2003, to replenish their low inventory levels following a cautious selling season in 2002. The Company believes that operations have been negatively impacted by the weak economy and consumer's reluctance to make discretionary expenditures.

   Gross profit as a percentage of net sales for the three and six months ended June 30, 2003 was 59.0% and 53.5%, as compared to 51.8% and 51.7% for the corresponding periods of the prior year. The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. For the three months ended June 30, 2003 the increase is due to a reconciliation of certain consignment sales in the first quarter of 2003, as well as a function of sales mix within the brands. For the six months ended June 30, 2003, gross profits were favorably impacted by higher sales volume, as well as the sales mix within the brands.

   The Company's operating expenses as a percentage of net sales for the three and six months ended June 30, 2003 was 51.0% and 44.3% as compared to 41.6% and 43.1% for the corresponding prior year periods. The increase in operating expenses reflects management's efforts to invest in marketing and selling expenses it believes are necessary to support its current market position as well as additional operating expenses incurred in the commencement of European operations and the addition of the grandfather clock operations.

11

   Royalty income has increased by $119,000 for the three months ended June 30, 2003 and decreased $665,000 for the six months ended June 30, 2003, as compared to the corresponding periods of the prior year. Royalty income for the three and six months ended June 30, 2002 included the final minimum royalty payments received from the Company's principal European and Asian licensees. In anticipation of the expiration of the European license agreement on December 31, 2002, the Company established a Swiss subsidiary in the third quarter of 2002, Bulova Swiss SA, to handle sales and distribution throughout Europe. Bulova Swiss SA operations commenced in January 2003. Royalty income is likely to continue to be lower in the future due to lower minimums and the Company's decision not to renew certain licensing arrangements overseas, but rather to focus on direct sales and distribution arrangements in most overseas countries.

Interest income -- net decreased by $69,000 and $87,000 for the three and six months ended June 30, 2003, as compared to 2002, due to a lower level of invested assets as well as lower interest rates.

   Net income decreased $767,000 for the three months ended June 30, 2003, as compared to 2002, primarily due to the aforementioned decline in sales, partially offset by the increase in gross profits noted above. Net income decreased $687,000 for the six months ended June 30, 2003, as compared to 2002, primarily due to lower royalty income, partially offset by strong year to date sales.

Foreign Currency

   The Company imports most of its watch and clock products. During the first six months of 2003, approximately 4% and 2% of the Company's purchases were denominated in Japanese yen and the Euro, respectively. The remaining purchases were primarily denominated in U.S. dollars for product acquired from vendors located in Europe, Hong Kong and other Asian countries. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on results of operations for the three and six months ended June 30, 2003 and 2002. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

Accounting Standards

   In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Adoption of this statement has not had a material impact on the Company's consolidated financial statements.

   In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement has not had a material impact on the Company's consolidated financial statements.

   In April of 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

12

    On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 modifies the accounting and financial statement disclosures of three types of financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. The Company does not have any financial instruments outstanding to which the provisions of SFAS No. 150 apply, therefore the adoption of SFAS No. 150 is not expected to have a material impact on the equity or results of operations of the Company.

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

Item 4. Disclosure Controls and Procedures

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

   The Company's principal executive officer and principal financial officer have conducted an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have each concluded that the Company's disclosure controls and procedures are adequate for their intended purpose.

   There was no change in the Company's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits--

Description of Exhibit	Number

Certification dated August 8, 2003, by the Chief Executive Officer of the Company pursuant to
Rule 13a-14(a) and Rule 15d-14(a)	31.1

Certification dated August 8, 2003, by the Chief Financial Officer of the Company pursuant to
Rule 13a-14(a) and Rule 15d-14(a)	31.2

Certification dated August 8, 2003, by the Chief Executive Officer of the Company pursuant to
18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Certification dated August 8, 2003, by the Chief Financial Officer of the Company pursuant to
18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(b) Current reports on Form 8-K --

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
(Registrant)

Dated: August 8, 2003	By:	/s/ John T. O'Reilly
JOHN T. O'REILLY
Chief Financial Officer
(Duly authorized officer and
principal financial officer)