Form 10-Q
period 2003-09-30
BULOVA CORP
filed 2003-11-07
CIK 15310

=======================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________    to ____________

Commission file number	1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ONE BULOVA AVENUE, WOODSIDE, NY	11377-7874
(Address of principal executive offices)	(Zip code)
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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes		No	X
Class	Outstanding at November 3, 2003
Common stock, $5 par value	4,599,857 shares
========================================================================================= Page 1

                                                      BULOVA CORPORATION

                                           INDEX TO QUARTERLY REPORT ON
                                                   FORM 10-Q FILED WITH THE
                                    SECURITIES AND EXCHANGE COMMISSION

                                    For the quarterly period ended September 30, 2003
Item	Part I. Financial Information	Page
No.		No.

1.	Financial Statements
	Consolidated Condensed Balance Sheets September 30, 2003 and December 31, 2002	3

	Consolidated Condensed Statements of Income
	Three and nine months ended September 30, 2003 and 2002	4

	Consolidated Condensed Statements of Cash Flows
	Nine months ended September 30, 2003 and 2002	5

	Notes to Consolidated Condensed Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

4.	Disclosure Controls and Procedures	14

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K	15

                                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)
______________________________________________________________________________________

	September 30,	December 31,
Assets	2003	2002
______________________________________________________________________________________

Current assets:
Cash and cash equivalents	$ 6,435	$ 9,930
Short-term investments	1,201	229
Accounts and notes receivable -- net	83,206	87,483
Inventories, principally watches and clocks	78,352	67,293
Prepaid expenses	2,577	1,704
Deferred income taxes	12,494	11,209
______________________________________________________________________________________
Total current assets	184,265	177,848
______________________________________________________________________________________

Property, plant and equipment-net	15,552	16,257
______________________________________________________________________________________
Other assets:
Deferred income taxes	10,947	11,448
Trademarks	4,983	4,983
Other	923	371
______________________________________________________________________________________
Total other assets	16,853	16,802
______________________________________________________________________________________
Total assets	$ 216,670	$ 210,907
======================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 6,592	$ 14,231
Accrued expenses	20,070	22,672
Accrued federal and foreign income taxes	791	787
______________________________________________________________________________________
Total current liabilities	27,453	37,690
Postretirement benefits payable	26,522	27,460
Pension benefits payable	2,329	2,329
Debt to affiliate	8,000
_____________________________________________________________________________________
Total liabilities	64,304	67,479

Shareholders' equity	152,366	143,428
______________________________________________________________________________________
Total liabilities and shareholders' equity	$ 216,670	$ 210,907
======================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
______________________________________________________________________________________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
___________________________________________________________________________
	2003	2002	2003	2002
______________________________________________________________________________________

Net sales	$ 37,203	$ 40,987	$ 111,631	$ 113,785
Cost of sales	18,243	17,389	52,850	52,567
______________________________________________________________________________________

Gross profit	18,960	23,598	58,781	61,218
Selling, general and administrative expenses	17,047	19,217	50,008	50,625
______________________________________________________________________________________

Operating income	1,913	4,381	8,773	10,593
Royalty income	324	167	572	1,080
Interest income -- net	53	58	170	262
Other income	39	13	40	260
______________________________________________________________________________________

Income before income taxes	2,329	4,619	9,555	12,195
Income tax expense	659	2,144	2,870	5,392
______________________________________________________________________________________
Net income	$ 1,670	$ 2,475	$ 6,685	$ 6,803
======================================================================================
Net income per share	$ 0.36	$ 0.54	$ 1.45	$ 1.48
======================================================================================
Weighted average number of shares
outstanding (in thousands)	4,599	4,599	4,599	4,599
======================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
______________________________________________________________________________________

	Nine Months Ended
	September 30,
______________________________________________________________________________________
	2003	2002
______________________________________________________________________________________

Operating Activities:

Net income	$ 6,685	$ 6,803
Adjustments to reconcile net income to net cash (used)
provided by operating activities	6,198	4,221
Changes in assets and liabilities-net:
Accounts and notes receivable	(1,761)	1,797
Inventories	(11,059)	(9,506)
Other assets	(1,425)	182
Accounts payable and accrued expenses	(10,241)	(6,928)
Accrued federal and foreign income taxes	4	(2,676)
Other long-term liabilities	1,679	(987)
______________________________________________________________________________________
	(9,920)	(7,094)
______________________________________________________________________________________

Investing Activities:

Purchases of short-term investments	(3,076)	(19,986)
Proceeds from sales of short-term investments	1,875	20,000
Purchases of property, plant and equipment	(374)	(538)
______________________________________________________________________________________
	(1,575)	(524)
______________________________________________________________________________________

Financing Activities:

Proceeds from debt to affiliate	8,000
______________________________________________________________________________________
Net change in cash and cash equivalents	(3,495)	(7,618)
Cash and cash equivalents, beginning of period	9,930	18,937
______________________________________________________________________________________

Cash and cash equivalents, end of period	$ 6,435	$ 11,319
======================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation:

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

   See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for Bulova Corporation and Subsidiaries for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 27, 2003. There have been no changes in significant accounting policies since December 31, 2002.

   The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated condensed financial statements have not been audited, however, in the opinion of Management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and December 31, 2002, the results of operations for the three and nine months ended September 30, 2003 and 2002, and changes in cash flows for the nine months ended September 30, 2003 and 2002.

Certain amounts applicable to prior periods have been reclassified to conform to the 2003 presentation.

Results of operations for the third quarter and first nine months of each of the years reported herein is not necessarily indicative of results of operations for that entire year.

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

   In April of 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did have a material impact on the Company's consolidated financial statements.

   On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 modifies the accounting and financial statement disclosures of three types of financial instruments that, under previous guidance, issuers could account for as equity.  The Company did not have any financial instruments outstanding to which the provisions of SFAS No. 150 apply, therefore the adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

Stock Options -- Loews has a stock option plan, in which some of the Company's employees participate. Loews does not record compensation expense for stock option awards given to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly no allocation of such cost is made to the Company. Had compensation cost been determined consistent with SFAS No. 123, "Accounting for Stock Based Compensation" and as amended by SFAS No. 148, "Accounting for Stock Based Compensation Transition and Disclosure, an amendment of FASB Statement No. 123," the Company's disclosure of pro forma net income and pro forma net income per share would have been:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
________________________________________________________________________________
	2003	2002	2003	2002
________________________________________________________________________________

(In thousands)

Net income:

Net income as reported	$ 1,670	$ 2,475	$ 6,685	$ 6,803
Deduct: Total stock-based
employee compensation expense
determined under the fair value
based method, net	(28)	(18)	(79)	(54)
_________________________________________________________________________________
Pro forma net income	$ 1,642	$ 2,457	$ 6,606	$ 6,749
=================================================================================

Net income per share:

As reported	$ 0.36	$ 0.54	$ 1.45	$ 1.48
Pro forma	$ 0.36	$ 0.53	$ 1.44	$ 1.47
_________________________________________________________________________________

2.	Related Parties:

   Under the tax allocation agreement between the Company and its parent, Loews, the Company has paid Loews approximately $615,000, $1,432,000, $3,614,000 and $3,155,000 for the three and nine months ended September 30, 2003 and 2002, respectively.

   Loews provides administrative and managerial services for which the Company was charged $750,000 and $2,250,000 for each of the three and nine month periods ended September 30, 2003 and 2002, respectively. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

   In 2000, the Company started a business process re-engineering project to update its operational and financial data processing systems including new hardware and software and the relocation of its data processing activities from the Loews mainframe environment to a stand-alone client server network. This project was undertaken concurrently with a Loews information technology project. The Company and Loews each paid their direct costs and the Company paid certain costs which were borne by Loews and then allocated to the Company. The consolidated condensed financial statements include costs for the three and nine month periods ended September 30, 2002 of approximately $186,000 and $648,000. There were no such costs incurred in 2003.

   The Company and Loews have a credit agreement (the "Credit Agreement") which provides for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. In September of 2003, the Company borrowed $8,000,000 which is currently outstanding. The interest rate for amounts outstanding under the Credit Agreement is a fixed rate equal to the Six-Month London Interbank Offered Rate ("LIBOR"), in effect on the date the Company requests the loan, plus 250 basis points (2.5%). The effective rate for the balance outstanding at September 30, 2003 was 3.68%. The Credit Agreement has been periodically extended and currently expires on December 31, 2005.

Interest expense related to the Credit Agreement was $10,000 for the three and nine month periods ended September 30, 2003.

See Note 2 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2002.

3.	Geographic Information:

   The Company operates in a single industry segment, the distribution and sale of watches and clocks under the brand names of Bulova, Caravelle, Wittnauer and Accutron. Substantially all of the Company's sales are in the United States, Canada, Mexico and Europe. In September of 2002, the Company established a Swiss subsidiary to distribute product throughout Europe, and has since signed distribution agreements covering portions of South and Central America, Asia, Europe, Australia and New Zealand and entered into license agreements covering certain countries in the Far East. Operations for the Swiss subsidiary commenced in January of 2003, and include sales from distribution agreements in Australia and New Zealand as well as Europe. Sales from distribution agreements covering territories in South and Central America and Asia are included within the United States results. The Company evaluates performance based on operating earnings of the respective geographic area. The geographic distribution of the Company's operating results are summarized in the following tables:

	United
Three Months Ended September 30, 2003	States	Canada	Mexico	Europe	Total
________________________________________________________________________________
(In thousands)

Sales	$ 34,579	$ 4,024	$ 884	$ 930	$ 40,417
Intercompany sales	(3,214)				(3,214)
________________________________________________________________________________
Total net sales	$ 31,365	$ 4,024	$ 884	$ 930	$ 37,203
================================================================================

Operating income	$ 1,864	$ 192	$ 52	$ (195)	$ 1,913
Royalty income	324				324
Interest income -- net	10	20	35	(12)	53
Other income (expense)	54	(18)	3		39
________________________________________________________________________________
Income (loss) before income taxes	$ 2,252	$ 194	$ 90	$ (207)	$ 2,329
================================================================================

Geographic Information - Continued

	United
Three Months Ended September 30, 2002	States	Canada	Mexico	Europe	Total
________________________________________________________________________________
(In thousands)

Sales	$ 37,693	$ 3,821	$ 435		$ 41,949
Intercompany sales	(962)				(962)
________________________________________________________________________________
Total net sales	$ 36,731	$ 3,821	$ 435		$ 40,987
================================================================================
Operating income	$ 3,881	$ 526	$ (26)		$ 4,381
Royalty income	167				167
Interest income -- net	41	17			58
Other income (expense)	80	(9)	(58)		13
________________________________________________________________________________
Income (loss) before income taxes	$ 4,169	$ 534	$ (84)		$ 4,619
================================================================================

Nine Months Ended September 30, 2003
________________________________________________________________________________

Sales	$ 102,332	$ 10,840	$ 2,892	$ 2,011	$ 118,075
Intercompany sales	(6,444)				(6,444)
________________________________________________________________________________
Total net sales	$ 95,888	$ 10,840	$ 2,892	$ 2,011	$ 111,631
================================================================================
Operating income	$ 7,982	$ 587	$ 593	$ (389)	$ 8,773
Royalty income	572				572
Interest income -- net	101	53	35	(19)	170
Other income (expense)	53	(37)	5	19	40
________________________________________________________________________________
Income (loss) before income taxes	$ 8,708	$ 603	$ 633	$ (389)	$ 9,555
================================================================================

Nine Months Ended September 30, 2002
________________________________________________________________________________

Sales	$ 104,607	$ 10,244	$ 2,200	$ 117,051
Intercompany sales	(3,266)			(3,266)
________________________________________________________________________________
Total net sales	$ 101,341	$ 10,244	$ 2,200	$ 113,785
================================================================================
Operating income	$ 9,383	$ 971	$ 239	$ 10,593
Royalty income	1,080			1,080
Interest income -- net	219	43		262
Other income	189	15	56	260
================================================================================
Income before income taxes	$ 10,871	$ 1,029	$ 295	$ 12,195
================================================================================

4.	Shareholders' equity:

	September 30,	December 31,
	2003	2002
_________________________________________________________________________________
(In thousands)

Common stock	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	108,179	101,494
Accumulated other comprehensive loss	(2,004)	(4,257)
_________________________________________________________________________________
Total	152,371	143,433
Less treasury stock, at cost	5	5
_________________________________________________________________________________
Total shareholders' equity	$ 152,366	$ 143,428
=================================================================================

   For the three and nine months ended September 30, 2003 and 2002, comprehensive income totaled $1,536,000, $2,016,000, $8,938,000 and $6,904,000 respectively. Comprehensive income includes net income, foreign currency translation gains or losses, unrealized appreciation (depreciation) on marketable securities and pension liability adjustments.

5.	Environmental Matters:

   During the third quarter of 2002, the Company received notice of potential additional environmental contaminates at two facilities formerly owned by the Company, and settled a claim related to contaminates at an offsite disposal location formerly used by the Company. For the three and nine months ended September 30, 2002, the Company accrued $733,000 and $1,113,000, respectively, related to the foregoing matters. At September 30, 2003, the environmental liability is approximately $500,000, which represents the Company's estimate of its remaining cost of remediation for these properties. The Company pays for these expenses as incurred.

6.	Warranty Reserve:

   The Company maintains a reserve for costs that it estimates will be needed to cover future product warranty obligations for products sold. Estimates are based upon the Company's historical experience as well as current production techniques.

   For the year ended December 31, 2002, the beginning warranty reserve was $998,000, reduced by charges incurred of $553,000, resulting in an ending balance of $445,000. For the nine months ended September 30, 2003, the beginning and ending balance of the warranty reserve is $445,000. The Company charges warranty expenses as incurred and there have been no significant claims made as of September 30, 2003.

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

The consolidated condensed financial statements and accompanying notes have been prepared in accordance with GAAP, applied on a consistent basis. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated condensed financial statements. In general, management's estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

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

Allowance for Doubtful Accounts

   Sales are recognized upon shipment of products to customers since title passes upon shipment. Allowances for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded and adjusted for market and customer conditions as necessary based upon historical experience and current trends.

Inventory Reserve

   The Company has established a reserve against inventory in order to report it at the lower of cost or market. The cost of inventory is determined on a first-in, first out basis. In determining the value of inventory, management considers sales history of the individual product, current consumer purchasing trends, secondary distribution channels as well as overall sales activity.

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

LIQUIDITY AND CAPITAL RESOURCES

   Net cash utilized by operating activities was $9,920,000 and $7,094,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in the utilization of net cash flow in 2003, as compared to the corresponding period of the prior year, is attributable to the increase of inventory purchases related to anticipated sales for European operations and the grandfather clock business, as well as providing for the growth of the Mexican operations. The Company will adjust its inventory purchases, as appropriate, based upon customer product demand for the upcoming spring season.

   The Company and Loews have a credit agreement (the "Credit Agreement") which provides for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. In September of 2003, the Company borrowed $8,000,000 which is currently outstanding. The interest rate for amounts outstanding under the Credit Agreement is a fixed rate equal to the Six-Month London Interbank Offered Rate ("LIBOR") in effect on the date the Company requests the loan, plus 250 basis points (2.5%). The effective rate for the balance outstanding at September 30, 2003 was 3.68%. The Credit Agreement has been periodically extended and currently expires on December 31, 2005. Funds from the Credit Agreement have been utilized to fund working capital requirements, related primarily to inventory purchases. The Company may require additional working capital advances under this agreement for its international expansion efforts.

   As discussed below in Results of Operations, the Company's principal license agreement expired on December 31, 2002, and the Company has signed new distribution agreements for Italy, Germany, Poland, the Netherlands, Greece, Australia and New Zealand. The Company is focusing on direct sales and distribution agreements in most overseas countries through its Swiss subsidiary that was established in January of 2003. The operating results of the European operations are dependent upon economic conditions which, if weak, could negatively impact liquidity and future cash flows.

The Company has no material commitments for capital expenditures as of September 30, 2003.

RESULTS OF OPERATIONS

Net sales decreased $3,784,000 or 9.2% and $2,154,000 or 1.9%, for the three and nine months ended September 30, 2003, as compared to the corresponding periods of prior year.

   The decrease in sales for the quarter ended September 30, 2003 is primarily attributable to a 2.7% and 33.6% decline in watch and clock unit volume, respectively, and a 9.7% decrease in watch unit selling prices, partially offset by an increase in clock unit selling prices of 34.3%, as compared to the corresponding period of the prior year. The decline in watch unit volume and selling prices was partially offset by the quarter over quarter improvement in watch unit selling prices and unit sales volume for the Accutron and Harley Davidson product lines.

   The decrease in sales for the nine months ended September 30, 2003 is attributable to lower watch and clock sales volume of 5.3% and 12.2%, partially offset by higher watch and clock unit selling prices of 2.9% and 5.9%, as compared to the corresponding period of the prior year. The decline in watch unit volume was partially offset by the improvement within the Accutron collections for Breckenridge, Lucerne and Barcelona, as well as the Harley Davidson product lines. The increase in watch unit selling prices for the nine months ended September 30, 2003, as compared to 2002, is attributable to higher unit prices in the Wittnauer, Caravelle and Harley Davidson product lines. Additionally, the grandfather clock business has reported stronger unit sales volume and selling prices as compared to 2002. The Company believes that operations have been negatively impacted by the weak economy and consumer's reluctance to make discretionary expenditures.

   Gross profit as a percentage of net sales for the three and nine months ended September 30, 2003 was 51.0% and 52.7%, as compared to 57.6% and 53.8% for the corresponding periods of the prior year. The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. For the three and nine months ended September 30, 2003, the decline in gross profit is a function of sales mix within the brands.

   The Company's operating expenses as a percentage of net sales for the three and nine months ended September 30, 2003 was 45.8% and 44.8% as compared to 46.9% and 44.5% for the corresponding periods of the prior year. Management continues to invest in marketing and selling expenses it believes are necessary to support its current market position; as well as incurring additional operating expenses related to the commencement of European operations and the addition of the grandfather clock operations.

   Royalty income has increased by $157,000 for the three months ended September 30, 2003 and decreased $508,000 for the nine months ended September 30, 2003, as compared to the corresponding periods of the prior year. Royalty income for the three and nine months ended September 30, 2002 included the final minimum royalty payments received from the Company's principal European and Asian licensees. In anticipation of the expiration of the European license agreement on December 31, 2002, the Company established a Swiss subsidiary in the third quarter of 2002, Bulova Swiss SA, to handle sales and distribution throughout Europe and in certain other countries. Bulova Swiss SA operations commenced in January of 2003. Royalty income is likely to continue to be lower in the future due to lower minimums and the Company's decision not to renew certain licensing arrangements overseas, but rather to focus on direct sales and distribution arrangements in most overseas countries. The operating results of the European operations are dependent upon economic conditions which, if weak, could negatively impact liquidity and cash flows.

   Interest income -- net decreased by $5,000 and $92,000 for the three and nine months ended September 30, 2003, as compared to 2002, due to a lower level of invested assets as well as lower interest rates.

   Income Taxes -- The effective income tax rate for the three and nine months ended September 30, 2003 decreased 18.1% and 14.2% respectively, as compared to the corresponding periods of the prior year. The decrease is attributable to state, city and franchise tax settlements of $407,000 and $1,202,000 for the three and nine months ended September 30, 2003, respectively.

Foreign Currency

   The Company imports most of its watch and clock products. During the first nine months of 2003, approximately 3% and 1% of the Company's purchases were denominated in Japanese yen and the Euro, respectively. The remaining purchases were primarily denominated in U.S. dollars for product acquired from vendors located in Asia, principally Hong Kong, as well as Europe. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to the fluctuations that have affected other Asian currencies. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on results of operations for the three and nine months ended September 30, 2003 and 2002. Future foreign currency fluctuations, however, could impact gross profit, income and cash flow.

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

   In April of 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company's consolidated financial statements.

   On May 15, 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 modifies the accounting and financial statement disclosures of three types of financial instruments that, under previous guidance, issuers could account for as equity. The Company did not have any financial instruments outstanding to which the provisions of SFAS No. 150 apply, therefore the adoption of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits--

Description of Exhibits	Number

(10) Material Contracts

Amendment dated September 10, 2003, to the Credit Agreement between Loews Corporation and Registrant dated as of September 19, 1979.	10.1

Amendment dated October 28, 2003, to the Credit Agreement between Loews Corporation and Registrant dated as of September 19, 1979.	10.2

(31) Rule 13a -- 14(a)/15d -- 14(a) Certifications

Certification dated November 7, 2003, by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1

Certification dated November 7, 2003, by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2

(32) Section 1350 Certifications

Certification dated November 7, 2003, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Certification dated November 7, 2003, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(b) Current reports on Form 8-K --

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
(Registrant)

Dated: November 7, 2003	By:	/s/ John T. O'Reilly
JOHN T. O'REILLY
Chief Financial Officer
(Duly authorized officer and
principal financial officer)