Form 10-K
period 2003-12-31
BULOVA CORP
filed 2004-03-19
CIK 15310

==================================================================================
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).

Yes		No	X
	_________		_________

   The aggregate market value of voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $3,919,944.

   As of February 27, 2004, 4,599,857 shares of Common Stock of the Registrant were outstanding.

=========================================================================================

BULOVA CORPORATION

INDEX TO ANNUAL REPORT ON
FORM 10-K FILED WITH THE
SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2003

Item		Page
No.	PART I	No.

1	Business	3
2	Properties	3
3	Legal Proceedings	4
4	Submission of Matters to a Vote of Security Holders	4

	PART II

5	Market for the Registrant's Common Stock and Related
	Stockholder Matters	4
6	Selected Financial Data	4
7	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	5
7A	Quantitative and Qualitative Disclosures about Market Risk	9
8	Financial Statements and Supplementary Data	10
9	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	29
9A	Controls and Procedures	29

	PART III

10	Directors and Executive Officers of The Registrant	29
11	Executive Compensation	30
12	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	31
13	Certain Relationships and Related Transactions	32
14	Principal Accountant Fees and Services	33

	PART IV

15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	34

PART I

Item 1. Business.

   Bulova Corporation (together with its subsidiaries referred to herein as "Bulova" or the "Company," unless the context otherwise requires) is a New York corporation. Loews Corporation ("Loews") owns approximately 97% of the Company's outstanding Common Stock. See Item 12 of this Form 10-K below.

   The Company is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. The principal watch brands are Bulova, Caravelle, Wittnauer and Accutron. In addition, the Company sells watches and clocks with brand names licensed from third parties. The principal licensed brand is Harley Davidson. Clocks are primarily sold under the Bulova brand name and the Company manufacturers and distributes high quality grandfather clocks under the Bulova brand name. The Company's product breakdown includes luxury watch lines represented by Wittnauer and Accutron, a mid-priced watch line represented by Bulova, and a lower-priced watch line represented by Caravelle.

   Bulova's principal markets are the United States, Canada, Mexico and Europe which accounted for 85%, 10% 3% and 2%, respectively, of sales in 2003. Prior to January 1, 2003, the Company's products were sold in Europe and Asia through license agreements with third parties under which the Company received royalty payments. The Company's principal European license agreement expired at the end of 2002. In anticipation of the expiration of the European license agreement, the Company established a Swiss subsidiary, Bulova Swiss SA, in September of 2002 to distribute product throughout Europe. The Company's principal Far East license agreement expired December 31, 2001. The Company has since entered into third party distribution agreements for Australia, New Zealand, Brazil, South and Central America and the Philippines and license agreements for Hong Kong, China, Taiwan and Macao. For additional information concerning the Company's sales in foreign markets, see Note 7 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K.

   The Company buys complete watches and clocks from foreign suppliers for substantially all of its products. Watch movements, cases and other components are also purchased from foreign suppliers. In the United States, most of the Company's consumer products are sold through major department stores, jewelry store chains, and premium outlets through the Company's commissioned sales force and independent sales representatives. In Canada and Mexico, the Company, through marketing subsidiaries, sells directly to retailers. In Italy, independent agents sell directly to retailers. In 2002 and 2001, one customer represented approximately 13% and 16%, respectively, of sales. In 2003, no customer represented more than 10% of the Company's sales.

   The watch and clock business is intensely competitive. The principal methods of competition are price, styling, product availability, after sales service, warranty and product performance. The Company believes that there are approximately ten major competitors with well established names and positions in the principal markets in which the Company competes and that certain of these have sales and assets substantially greater than the Company. In addition, there are an indeterminate number of smaller competitors.

   It is characteristic of the Company's business and of the watch industry generally that customer receivables from watch and clock sales are carried for relatively long periods. The Company grants its retailers seasonal credit terms, depending on the product and date of sale. In certain circumstances, the Company also extends credit to its retailers on an interest-bearing basis.

   Any backlog of orders is not believed to be significant. Historically sales are greatest in the fourth quarter in anticipation of the Christmas and holiday season sales activity. The second most important selling season is the spring, in anticipation of Mother's and Father's Day, as well as graduations. Sales generally are dependent upon the level of retail sales, economic conditions, customer's buying habits and other factors beyond the Company's control. The Company does not expect any significant change in the seasonality of its business in the foreseeable future.

The Company currently employs approximately 560 persons, approximately 150 of whom are union members, and has experienced satisfactory labor relations.

Item 2. Properties.

   The Company owns an 80,000 square-foot facility in Woodside, New York which it uses for executive, administrative and sales offices, watch distribution, service and warehouse purposes and also owns a 91,000 square foot facility in Brooklyn, New York, which it uses for clock service and warehouse purposes. The Company also

3

owns 6,100 square feet of office space in Hong Kong which it uses for quality control, sourcing and warehousing purposes. The Company leases an approximate 31,000 square-foot facility in Toronto, Canada, which it uses for administrative and sales offices, watch and clock distribution, service and warehouse purposes; an approximate 27,000 square-foot office and manufacturing facility in Ontario, Canada which it uses for its grandfather clock operations; approximately 2,300 square feet of office and warehouse space in Mexico, Federal District, and approximately 6,000 square feet of office space in Fribourg, Switzerland.

   The Company entered into a contract on February 16, 2004 to sell its Brooklyn, New York clock warehouse. See Note 9 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Item 4. Submission of Matters to a Vote of Security Holders. None.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

Market Prices

  The following table sets forth, for the periods indicated, the high and low bid prices for the Company's common stock in the over-the-counter market as reported by Bloomberg L.P. The reported bids may not represent actual sales of the Company's common stock.
	2003		2002
	__________________________________________________
	High	Low	High	Low
_____________________________________________________________________________________________
First Quarter	$25.00	$25.00	$24.10	$24.00
Second Quarter	26.00	24.25	25.00	24.10
Third Quarter	27.60	26.00	26.00	25.00
Fourth Quarter	28.00	28.00	25.50	25.00

Dividend Information

The Company paid no dividends for the years ended December 31, 2003 and 2002.

Approximate Number of Equity Security Holders

   There were approximately 1,300 holders of record of common stock of the Company at February 27, 2004.

Item 6. Selected Financial Data.

Year Ended December 31	2003	2002	2001	2000	1999
_________________________________________________________________________________________
(In thousands, except per share data)

Results of Operations:
Net sales	$164,358	$164,538	$143,813	$150,771	$134,937
Net income	12,148	12,268	10,456	15,436	14,620
Net income per share	2.64	2.67	2.27	3.36	3.18

Financial Position:
Total assets	220,534	215,895	199,625	193,742	182,139
Shareholders' equity	160,071	143,428	131,151	121,532	106,749
Dividends per share	None	None	None	None	None
Shares of common stock outstanding	4,599	4,599	4,599	4,599	4,599

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

  The consolidated financial statements and accompanying notes have been prepared in accordance with GAAP, applied on a consistent basis. The Company continually evaluates the accounting policies and estimates used to prepare the consolidated financial statements. In general, management's estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that are believed to be reasonable under the known facts and circumstances.

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

Allowance for Doubtful Accounts

   Sales are recognized upon shipment of products to customers since title passes upon shipment or in the case of consignment sales, upon notification from our customers that products have been sold. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded and adjusted for market and consumer conditions as necessary based upon historical experience and current trends.

Inventory Reserve

   The Company has established a reserve against inventory in order to report it at the lower of cost or market value. The cost of inventory is determined on a first-in, first out basis. In determining the market value of inventory, management considers sales history of the individual product, current consumer purchasing trends, secondary distribution channels, as well as overall sales activity.

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

RESULTS OF OPERATIONS

2003 Compared with 2002

Net sales and income before taxes decreased $180,000 and $3,545,000, or 0.1% and 16.4%, respectively, as compared to 2002.

    The decrease in consolidated sales for the year ended December 31, 2003 was marginal as compared to 2002. Results for 2003 reflect lower watch and clock sales volume of 8.8% and 12.7%, partially offset with higher watch and clock unit selling prices of 9.6% and 7.8%, as compared to the corresponding period of the prior year. Domestic operating results declined in watch unit sales volume for Caravelle, Bulova and Wittnauer, partially offset by the improvement within the Accutron brand and the Harley Davidson product lines. Accutron's results improved as it positioned itself in the sports-oriented market with new product lines. Sales of the Harley Davidson product line were positively impacted by the commemoration in 2003 of Harley Davidson's 100th year anniversary and related promotions. The increase in watch unit selling prices is attributable to higher unit prices in the Caravelle, Bulova and Wittnauer product lines. The decline in domestic operations has been partially offset by the results of the Company's international operations which include the addition of the Swiss operations in 2003 and a full year of grandfather clock operations as compared to six months in 2002. Additionally, results of the Company's Canadian and Mexican subsidiaries have performed strongly, reporting 5.3% and 13.5% increases in sales, respectively. The Company believes that the decline in the United States market is reflective of the economic weakness and consumer reluctance to make discretionary expenditures.

   Gross profit as a percentage of net sales for the year ended December 31, 2003, was 52.5% as compared to 52.7% for the prior year. Gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. Gross margins for the year ended December 31, 2003 have been negatively impacted by an $800,000 charge to provide an allowance for the valuation of spare parts inventory. Additionally, an increase in costs associated with material sales and service departments of approximately $1,800,000, primarily due to higher costs associated with servicing high-end products as well as higher overhead expenses, have negatively impacted gross profits and income before taxes. The strength in unit selling prices for watches and clocks, partially offsets the decline in gross profits.

    Selling, general and administrative expenses, as a percentage of net sales for the year ended December 31, 2003, was 42.3%, as compared to 40.9% for the prior year. Management continues to invest in marketing and selling expenses it believes are necessary to support its current market position, as well as incurring additional operating expenses related to the commencement of the European operations and the addition of the grandfather clock operation. In December of 2003, an additional charge of $103,000 was recognized related to environmental remediations, as compared to $1,194,000 for the year ended December 31, 2002.

   Royalty income in 2003 decreased by $943,000, as compared to the prior year. Royalty income in 2002 represents final minimum royalty payments received under the Company's principal European license agreement. In anticipation of the expiration of the European license agreement on December 31, 2002, the Company established a Swiss subsidiary, Bulova Swiss SA, in the third quarter of 2002 to distribute products throughout Europe and in certain other countries. Bulova Swiss SA began selling Bulova products using third party independent agents and/or distributors in Italy, Greece, Poland and the Netherlands. The Company has also signed new distribution agreements for Brazil, Central America and the Philippines, and has entered into license agreements for the territories of Hong Kong, China, Taiwan and Macao. During 2003, these agreements did not represent a significant contribution.

Net interest declined by $111,000 from $282,000 in 2002 to $171,000 in 2003 due primarily to a lower level of invested assets, as well as lower interest rates.

   Income before taxes decreased $3,545,000, or 16.4%, for the year ended December 31, 2003, as compared to 2002, due primarily to a decline in gross profit attributable to increased costs of $1,800,000 associated with the material sales and service departments and an additional charge of $800,000 for the valuation of spare parts inventory, as well as higher selling general and administrative costs and lower royalty income.

Income taxes declined $3,425,000, or 36.7%, due to franchise and state tax settlements, lower taxes at the Company's Canadian watch company and lower pretax income.

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

   Royalty income in 2002 decreased by $743,000, as compared to the prior year. Royalty income in 2002 represented final minimum royalty payments received under the Company's principal Europe and Far East licenses agreements, each of which has expired. The Company's principal Far East license agreement expired on December 31, 2001, and its principal European license agreement expired on December 31, 2002.

Net interest declined by $708,000 from $990,000 in 2001 to $282,000 in 2002 due primarily to a lower level of invested assets, as well as lower interest rates.
Contingencies

   During the third quarter of 2002, the Company received notice of potential additional environmental contaminates at two facilities formerly owned by the Company, and settled a claim relating to contaminates at an offsite disposal location formerly used by the Company. The Company recorded charges of $103,000 and $1,194,000 related to the foregoing matters for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, the company's reserve for environmental liabilities was approximately $385,000, which represents the Company's estimate of its remaining costs for these properties. The Company does not expect to receive insurance proceeds related to environmental matters. The Company will fund these costs from its working capital.

Foreign Currency

   The Company imports most of its watch and clock products. In 2003, approximately 3% and 1% of the Company's purchases were denominated in Japanese yen and the Euro. The remaining purchases were primarily denominated in U.S. dollars for product acquired from vendors located in Asia, principally Hong Kong, as well as Europe. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to significant fluctuations. In the event that the peg between the two currencies is removed, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on the results of operations for the years ended December 31, 2003, 2002 and 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's contractual cash payment obligations are as follows:

Payments Due by Period
________________________________________________________
		Less than			More than
December 31, 2003	Total	1 Year	1-3 Years	4-5 Years	5 Years
________________________________________________________________________________________
(In thousands)

Operating leases	$ 2, 902	$ 334	$ 995	$ 499	$ 1,074
	=======	======	=======	======	======

   The Company provided net cash from operations of $9,388,000 for the year ended December 31, 2003, as compared to a utilization of $7,583,000 for the same period in 2002. The increase of $16,971,000 in net cash flow is primarily the result of lower inventory purchases.

   The Company and Loews have a credit agreement (the "Credit Agreement") which provides for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. In September of 2003, the Company borrowed $8,000,000, which was repaid in December of 2003. Prior to September, the Company had not utilized the Credit Agreement since 1995. The interest rate for amounts outstanding under the Credit Agreement is a fixed rate equal to the Six-Month London Interbank Offered Rate, in effect on the date the Company requests the loan, plus 250 basis points (2.5%). The Credit Agreement has been periodically extended and currently expires on December 31, 2005. Interest expense related to the Credit Agreement was $59,000 for the year ended December 31, 2003.

On February 16, 2004, the Company entered into a contract to sell its clock warehouse in Brooklyn, New York for $12,750,000. The closing of this sale is scheduled for September 2004, but is subject to the satisfaction of certain conditions, including among others, that the Company arrange with the New York City Industrial Development Agency ("IDA") for the termination of the IDA lease under which the Company purchased the property, and the successful completion of environmental testing of the property by the purchaser. The transaction also provides for the Company to lease the property back for a period of up to one year at a monthly rent of $50,000, with the Company having the right to terminate the lease on sixty days notice. Assuming closing of this transaction on its current terms, the Company expects to recognize a pretax gain on the sale of approximately of $8,000,000.

Cash and cash equivalents, and short-term investments amounted to $18,201,000 at December 31, 2003, as compared to $10,159,000 at December 31, 2002.

The Company has no material commitments for capital expenditures as of December 31, 2003.

ACCOUNTING STANDARDS

    In January of 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. On December 24, 2003, the FASB issued a complete replacement of FIN 46 ("FIN 46R"), which clarified certain complexities of FIN 46. FIN 46R is applicable for financial statements issued for reporting periods that end after March 5, 2004. The Company is in the process of reviewing the recent revisions to FIN 46R. Any potential changes as a result of implementation of FIN 46R are not expected to have a significant impact on the results of operations or equity of the Company.

FORWARD-LOOKING STATEMENTS

   When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates" and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, changes in financial markets, significant changes in consumer spending patterns, competition in the Company's product areas, the closing of the sale of the Company's Brooklyn, New York warehouse, the extent of any future liabilities for environmental clean up cost, changes in foreign currency valuations in relation to the U.S. dollar, changes in foreign, political, social and economic conditions, the Company's ability to renew or find new licensees or distributors to replace those terminated in 2002, and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

Item 8. Financial Statements and Supplementary Data.
Bulova Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
_____________________________________________________________________________________________
_____________________________________________________________________________________________
Assets:
_________________________________________________________________________________
December 31	2003	2002
_____________________________________________________________________________________________
(Amounts in thousands, except share data)

Current assets:

Cash and cash equivalents (Note 1)	$ 18,201	$ 9,930

Short-term investments (Note 1)		229

Receivables, less allowance for doubtful accounts and cash discounts of
$5,030 and $4,445 (Note 1)	94,732	92,381

Inventories (Note 1)	64,491	67,293

Prepaid expenses (Note 5)	1,019	1,704

Deferred income taxes (Notes 1 and 4)	9,931	11,209
_____________________________________________________________________________________________
Total current assets	188,374	182,746
_____________________________________________________________________________________________

Property, plant and equipment, at cost (Note 1):

Land, buildings and improvements	19,861	19,814

Machinery and equipment	6,061	4,760

Furniture, fixtures and leasehold improvements	5,069	4,816
_____________________________________________________________________________________________
	30,991	29,390
Less accumulated depreciation and amortization	14,606	13,133
_____________________________________________________________________________________________
Property, plant and equipment-net	16,385	16,257
_____________________________________________________________________________________________

Other assets:

Deferred income taxes (Notes 1 and 4)	9,917	11,448

Trademarks (Notes 1 and 3)	4,983	4,983

Other assets	875	461
____________________________________________________________________________________________
Total other assets	15,775	16,892
____________________________________________________________________________________________
Total assets	$ 220,534	$ 215,895
=============================================================================================

See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS
_____________________________________________________________________________________________
_____________________________________________________________________________________________
Liabilities and Shareholders' Equity:
_____________________________________________________________________________________________
December 31	2003	2002
_____________________________________________________________________________________________
(Amounts in thousands, except share data)

Current liabilities:
Accounts payable	$ 12,656	$ 14,751
Accrued expenses:
Salaries, wages and commissions	1,456	3,051
Postretirement benefits (Note 5)	1,792	1,676
Advertising and promotions (Note 1)	10,117	12,108
Accrued federal and foreign income taxes (Notes 1 and 4)	375	787
Other	9,344	10,305
_____________________________________________________________________________________________
Total current liabilities	35,740	42,678
_____________________________________________________________________________________________

Other non-current liabilities:
Postretirement benefits payable (Note 5)	24,723	27,460
Pension benefits payable (Note 5)		2,329
_____________________________________________________________________________________________
Total other liabilities and credits	24,723	29,789
_____________________________________________________________________________________________

Commitments and contingent liabilities (Notes 2, 4, 5 and 8)

Shareholders' equity (Note 1):
Common stock, $5 par value:
Authorized: 7,500,000 shares
Issued: 4,600,000 shares	22,999	22,999
Additional paid-in capital	23,197	23,197
Retained earnings	113,642	101,494
Accumulated other comprehensive income (loss), net	238	(4,257)
_____________________________________________________________________________________________
	160,076	143,433
Less 1,000 shares of common stock held in treasury, at cost	5	5
_____________________________________________________________________________________________
Total shareholders' equity	160,071	143,428
_____________________________________________________________________________________________
Total liabilities and shareholders' equity	$ 220,534	$ 215,895
============================================================================================

See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
_________________________________________________________________________________

Year Ended December 31	2003	2002	2001
_____________________________________________________________________________________________
(Amounts in thousands, except per share data)

Net sales	$ 164,358	$ 164,538	$ 143,813
Cost of sales	78,040	77,889	69,449
_____________________________________________________________________________________________
Gross profit	86,318	86,649	74,364

Selling, general and administrative expenses	69,474	67,270	59,834
_____________________________________________________________________________________________
Operating income	16,844	19,379	14,530

Royalty income	734	1,677	2,420
Interest -- net	171	282	990
Other income (expense)	314	270	(153)
_____________________________________________________________________________________________
Income before income taxes	18,063	21,608	17,787

Income taxes (Notes 1 and 4)	5,915	9,340	7,331
_____________________________________________________________________________________________
Net income	$ 12,148	$ 12,268	$ 10,456
============================================================================================
Net income per share (Note 1)	$ 2.64	$ 2.67	$ 2.27
============================================================================================

See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
_____________________________________________________________________________________________

					Accumulated
			Additional		Other
	Comprehensive	Common	Paid-in	Retained	Comprehensive	Treasury
	Income	Stock	Capital	Earnings	(Loss) Income	Stock
_____________________________________________________________________________________________
(Amounts in thousands)

Balance, January 1, 2001		$ 22,999	$ 23,197	$ 78,770	$ (3,429)	$ (5)
Comprehensive income:
Net income	$ 10,456			10,456
	___________
Other comprehensive
loss, net of tax benefit:
Exchange rate changes
during the year (net of
income tax benefit of $226)	(419)				(419)
Pension liability adjustment (net of income tax benefit of $225) (Note 5)	(418)				(418)
	___________
Other comprehensive loss	(837)
	___________
Comprehensive income	$ 9,619
	==========	_____________________________________________________
Balance, December 31, 2001		22,999	23,197	89,226	(4,266)	(5)
Comprehensive income:
Net income	$ 12,268			12,268
	___________
Other comprehensive
income, net of taxes:
Exchange rate changes
during the year (net of
income tax expense of $135)	251				251
Pension liability adjustment (net of income tax benefit of $98) (Note 5)	(242)				(242)
	___________
Other comprehensive income	9
	___________
Comprehensive income	$ 12,277
	==========	_____________________________________________________
Balance, December 31, 2002		22,999	23,197	101,494	(4,257)	(5)
Comprehensive income:
Net income	$ 12,148			12,148
	___________
Other comprehensive
income, net of taxes:
Exchange rate changes
during the year (net of
income tax expense of $1,660)	3,083				3,083
Pension liability adjustment
(net of income tax expense
of $760) (Note 5)	1,412				1,412
	___________
Other comprehensive income	4,495
	___________
Comprehensive income	$ 16,643
	==========	_____________________________________________________
Balance, December 31, 2003		$ 22,999	$ 23,197	$ 113,642	$ 238	$ (5)
		======================================================

See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
_____________________________________________________________________________________________

Year Ended December 31	2003	2002	2001
_____________________________________________________________________________________________
(Amounts in thousands)

Operating Activities:

Net income	$ 12,148	$ 12,268	$ 10,456
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Amortization of investments	(8)	(115)
Depreciation and amortization	1,296	1,345	920
Gain on sale of investments		(70)
Provision for losses and cash discounts on accounts
receivable	2,754	2,786	1,095
Deferred income taxes	2,809	2,056	56
Changes in operating assets and liabilities-net:
Receivables	(5,105)	(12,417)	(3,645)
Inventories	2,802	(17,943)	10,383
Prepaid expenses	685	903	643
Other assets	(414)	(268)	(21)
Accounts payable and accrued expenses	(6,526)	7,618	(2,857)
Accrued federal and foreign income taxes	(412)	(353)	1,770
Other-net	(641)	(3,393)	(2,856)
_____________________________________________________________________________________________
	9,388	(7,583)	15,944
_____________________________________________________________________________________________

Investing Activities:

Acquisitions		(743)	(11,929)
Purchases of short-term investments	(4,703)	(20,445)
Proceeds from sales of short-term investments	4,045	20,423
Purchases of property, plant and equipment	(459)	(659)	(1,944)
Proceeds from disposal of property, plant and equipment			4
_____________________________________________________________________________________________
	(1,117)	(1,424)	(13,869)
_____________________________________________________________________________________________

Financing Activities:

Proceeds from debt to affiliate	8,000
Repayment of debt to affiliate	(8,000)
_____________________________________________________________________________________________

_____________________________________________________________________________________________
Net change in cash and cash equivalents	8,271	(9,007)	2,075
Cash and cash equivalents, beginning of year	9,930	18,937	16,862
_____________________________________________________________________________________________
Cash and cash equivalents, end of year	$ 18,201	$ 9,930	$ 18,937
=============================================================================================

See Notes to Consolidated Financial Statements.

Bulova Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________________________

Note 1. Summary of Significant Accounting Policies -

   (a) Business -- Bulova Corporation and its subsidiaries (the "Company") are engaged in the distribution and sale of watches and clocks for consumer use. The principal watch brands are Bulova, Caravelle, Wittnauer and Accutron. Clocks are principally sold under the Bulova brand name. Bulova's principal markets are the United States, Canada, Mexico and Europe. Royalties represent minimum royalty payments received under the Company's principal Europe and Far East licenses. The Company's principal European license agreement expired on December 31, 2002. In anticipation of the expiration of the European license agreement, the Company established a Swiss subsidiary in the third quarter of 2002, Bulova Swiss SA, to handle sales and distribution throughout Europe. Loews Corporation ("Loews") owns approximately 97% of the Company's outstanding voting stock.

(b) Principles of consolidation -- The consolidated financial statements include all subsidiaries, which are 100% owned, and all material intercompany accounts and transactions have been eliminated.

   (c) Accounting estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the related notes. Actual results could differ from those estimates.

(d) Cash and cash equivalents -- At December 31, 2003 and 2002, cash and cash equivalents were comprised of cash and investments in money-market accounts.

(e) Short-term investments -- At December 31, 2002 the Company had investments in United States treasury bills.

   (f) Accounts receivable and concentration of credit risk -- Watches and clocks are sold to retail outlets throughout the United States, Canada, Mexico and Europe. The Company grants its retailers seasonal credit terms. For the years ended December 31, 2003 and 2002 accounts receivable were substantially comprised of balances due from retailers. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. One U.S. based customer accounted for approximately 13% and 16% of sales for the years ended December 31, 2002 and 2001, respectively. No customer represented more than 10% of the Company's sales in 2003. As is characteristic of the Company's business and of the watch industry generally, the Company extends this customer seasonal credit terms which results in the Company carrying this customer's receivables for relatively long periods, exposing the Company to credit risk associated with non-payment by this customer. The carrying amount of receivables approximates fair value.

   (g) Inventories -- Substantially all inventory, consisting primarily of finished watches and clocks is valued at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company has established a reserve against inventory in order to report it at the lower of cost or market value. The cost of inventory is determined on a first-in, first out basis.

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

   (j) Revenue recognition -- Revenue is recognized upon shipment of products to customers since title passes upon shipment. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
______________________________________________________________________________ Note 1. Summary of Significant Accounting Policies -- Continued

sales are recorded and adjusted for market and consumer conditions as necessary based upon historical experience and current trends. The Company has entered into consignment sale agreements with certain existing customers and records such sales upon notification from our customers that products have been sold. The Company also enters into rebate-type arrangements with its customers. Such amounts are recorded as reductions of net sales. For the years ended December 31, 2003, 2002 and 2001, rebates which were recorded as reductions to net sales during such periods, amounted to $7,581,000, $6,221,000 and $5,075,000, respectively.

   (k) Cost of sales -- Cost of sales includes product cost, scrap and warranty expense and related overhead costs such as inbound freight costs, purchasing and receiving costs, duty, inspection costs, warehousing costs, internal transfer costs and other purchase related or internal product transfer costs.

(l) Selling, general and administrative expenses -- These expenses include selling, advertising, personnel and related general and administrative expenses.

   (m) Advertising and promotional costs -- Advertising and promotional costs, which are expensed as incurred, totaled approximately $26,436,000, $27,014,000 and $23,288,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Advertising and promotional costs for point of sale and media advertising include promotions, co-op advertising and media placement.

   (n) Income taxes -- The Company is included in the consolidated federal tax return of Loews. Under the tax allocation agreement between the Company and Loews, the Company is required to provide a current tax provision calculated on a stand-alone basis. The Company provides for deferred income taxes under the liability method, whereby deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. No provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of international subsidiaries as the Company intends to invest the undistributed earnings indefinitely.

   (o) Warranty costs -- The Company maintains a reserve for costs that it estimates will be needed to cover future product warranty obligations for products sold during the year. This estimate is based upon the Company's historical experience as well as current production techniques.

(p) Reclassifications -- Certain amounts applicable to prior periods have been reclassified to conform to the 2003 presentation.

   (q) Earnings per share and Shareholders' equity -- Earnings per share has been computed on the basis of the weighted average number of shares outstanding during the periods (4,599,000 for each of the three years ended December 31, 2003). There are no potentially dilutive securities outstanding.

In addition to its common stock, the Company has authorized 500,000 shares of preferred stock with no par value, none of which are outstanding.

   (r) Foreign currency adjustment -- The effect of changes in exchange rates in translating foreign currency financial statements is accumulated as a separate component of Other comprehensive income in the Statement of Shareholders' Equity.

   (s) Impairment of long-lived assets -- The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets and intangibles with finite lives, under certain circumstances, are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

   (t) In June of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________________________
Note 1. Summary of Significant Accounting Policies -- Continued

to the accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. Adoption of this statement in January of 2003 has not had a material impact on the Company's results of operations or financial position.

   In January of 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. On December 24, 2003, the FASB issued a complete replacement of FIN 46 ("FIN 46R"), which clarified certain complexities of FIN 46. FIN 46R is applicable for financial statements issued for reporting periods that end after March 5, 2004. The Company is in the process of reviewing the recent revisions to FIN 46R. Any potential changes as a result of implementation of FIN 46R are not expected to have a significant impact on the results of operations or equity of the Company.

   In April of 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement in 2003 did not have a material impact on the Company's results of operations or financial position.

   In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 modifies the accounting and financial statement disclosure of three types of financial instruments that, under previous guidance, issuers could account for as equity. The Company did not have any financial instruments outstanding to which the provisions of SFAS No. 150 apply, therefore the adoption of SFAS No. 150 in 2003 did not have a material impact on the Company's consolidated financial statements.

   In December of 2003, the FASB issued a revised version of SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits." The revised version of SFAS No. 132 makes several significant changes to the required disclosure for pension and other postretirement benefit plan assets, obligations, and net cost in financial statements. SFAS No. 132 made no changes to the methodologies underlying the measurement of obligations or calculation of expense. In addition, SFAS No. 132 requires disclosure of certain plan information on a quarterly basis in interim financial statements. This annual report includes the revised disclosures and disclosure of plan information on interim financial statements will begin in the first quarter of 2004.

   Stock options -- Loews has a stock option plan, in which some of the Company's employees participate. Loews does not record compensation expense for stock option awards given to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and accordingly no allocation of such cost is made to the Company. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________________________
Note 1. Summary of Significant Accounting Policies -- Continued

specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's Consolidated Statements of Income, in accordance with APB No. 25. The Company's pro forma net income and income per share would have been as follows:

Year Ended December 31	2003	2002	2001
__________________________________________________________________________________________

(In thousands, except per share data)

Net income:

Net income as reported	$ 12,148	$ 12,268	$ 10,456
Deduct: Total stock-based
employee compensation expense
determined under the fair value
based method, net	(107)	(72)	(44)
_________________________________________________________________________________________
Pro forma net income	$ 12,041	$ 12,196	$ 10,412
==========================================================================================

Net income per share:

As reported	$ 2.64	$ 2.67	$ 2.27
Pro forma	$ 2.62	$ 2.65	$ 2.26
_________________________________________________________________________________________
The fair value of granted options were estimated at the grant date using the Black-Scholes option pricing model with the following assumptions and results:

Year Ended December 31	2003	2002	2001
_________________________________________________________________________________________

Expected dividend yield	1.3%	1.0%	1.1%
Expected volatility	35.3%	29.2%	35.2%
Weighted average risk-free interest rate	4.5%	5.4%	5.3%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of options	$15.92	$18.68	$16.90
Note 2. Related Parties -

   The Company and Loews have entered into a services agreement pursuant to which Loews provides to the Company various administrative services, including among other things, data processing, purchasing, accounts payable, printing, tax return preparation, insurance and cash management services. In addition, the Company provides Loews with warehousing services. Pursuant to this agreement, each party reimburses the other in an amount not to exceed the allocated costs of the services provided. The Company paid Loews $3,000,000 for each of the years ended December 31, 2003, 2002 and 2001. In addition, the Company has reimbursed to Loews approximately $872,000, $534,000 and $538,000 in salaries and related employee benefits for the years ended December 31, 2003, 2002, and 2001, respectively, for employees of Loews on loan to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_______________________________________________________________________________________
Note 2. Related Parties -- Continued

   In 2000, the Company started a business process re-engineering project to update its operational and financial data processing systems including new hardware and software and the relocation of its data processing activities from the Loews mainframe environment to a stand-alone client server network. This project was undertaken concurrently with a Loews information technology project. The Company and Loews each paid their direct costs and the Company paid certain costs which were borne by Loews and then allocated to the Company. Reflected in the Consolidated Financial Statements are those costs incurred and paid directly by the Company and those costs allocated to it by Loews. Total direct and allocated costs paid by the Company during the years ended December 31, 2002 and 2001 were approximately $754,000 and $1,600,000, respectively. There were no such costs incurred in 2003. Of these costs, an aggregate of approximately $990,000 were capitalized.

   The Company participates in blanket insurance policies, primarily relating to property and casualty and general liability insurance, which cover properties and facilities of Loews and certain of its subsidiaries, including the Company. The Company reimbursed to Loews approximately $668,000, $405,000 and $254,000 for premiums paid during the years ended December 31, 2003, 2002 and 2001, respectively.

   The Company and Loews have a credit agreement (the "Credit Agreement") which provides for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. In September of 2003, the Company borrowed $8,000,000, which was repaid in December of 2003. Prior to September, the Company had not utilized the Credit Agreement since 1995. The interest rate for amounts outstanding under the Credit Agreement is a fixed rate equal to the Six-Month London Interbank Offered Rate, in effect on the date the Company requests the loan, plus 250 basis points (2.5%). The Credit Agreement has been periodically extended and currently expires on December 31, 2005. Interest expense related to the Credit Agreement was $59,000 for the year ended December 31, 2003.

   Certain of the Company's employee health and life insurance benefits are provided by an insurance subsidiary of CNA Financial Corporation, a 90% owned subsidiary of Loews. Premiums and fees for such insurance amounted to approximately $127,000, $181,000 and $165,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

See Note 4 for information regarding a tax allocation agreement between the Company and Loews.
Note 3. Acquisitions -

   On July 2, 2002, the Company acquired the inventory and receivables of a grandfather clock manufacturer for a purchase price, including related payments, aggregating approximately $743,000. Net sales in 2002 of the grandfather clocks were not material in relation to the consolidated sales of the Company. Pro forma data, had the acquisition occurred on January 1, 2001 was not available. The purchase price was funded from the Company's existing working capital balances. The following table summarizes the estimated fair value of the assets, in thousands of dollars, acquired at the date of the acquisition.

Current assets:
Accounts receivable	$ 117
Inventories	436
__________________________________________________________________________________________
Total current assets	553

Machinery and equipment	190
_________________________________________________________________________________________
Total assets acquired	$ 743
=========================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________
Note 3. Acquisitions - Continued

   On September 5, 2001, the Company acquired the Wittnauer trademarks, related inventory and receivables, including the Wittnauer trademark for timepieces, for a purchase price, including related payments, aggregating approximately $11,929,000. Net sales in 2001 of the Wittnauer brand were not material in relation to the consolidated sales of the Company. Pro forma data had the acquisition occurred on January 1, 2001 was not available. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," no amortization has been recorded, since the life of the trademarks is believed to be indefinite. For tax purposes, the trademarks will be amortized over 15 years. The purchase price was funded from the Company's existing working capital balances. The following table summarizes the estimated fair values of the assets, in thousands of dollars, acquired at the date of acquisition.

Current assets:
Accounts receivable	$ 3,440
Inventories	3,225
Prepaid expenses	281
__________________________________________________________________________________________
Total current assets	6,946

Trademarks	4,983
__________________________________________________________________________________________
Total assets acquired	$ 11,929
==========================================================================================

Note 4. Income Taxes -

   As previously noted, the Company and Loews have a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns, which include the Company and its subsidiaries. Under the agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in the Loews's consolidated federal income tax return, or (ii) pay to Loews an amount, if any, equal to federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. Under this agreement, the Company was required to pay Loews approximately $4,207,000, $3,469,000 and $3,453,000 for the years ended December 31, 2003, 2002 and 2001, respectively. This agreement may be cancelled by the Company or Loews upon thirty days written notice. No valuation allowance is deemed necessary as in the opinion of management, it is more likely than not that such deferred tax assets will be realized.

Income before income taxes consisted of the following:
Year Ended December 31	2003	2002	2001
_________________________________________________________________________________________
(In thousands)

Income before income taxes:
Domestic	$ 15,655	$ 19,611	$ 14,525
Foreign	2,408	1,997	3,262
________________________________________________________________________________________
Total	$ 18,063	$ 21,608	$ 17,787
========================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________
Note 4. Income Taxes -- Continued

Year Ended December 31	2003	2002	2001
_____________________________________________________________________________________________
(In thousands)

Income tax expense (benefit):
Federal:
Current	$ 736	$ 4,413	$ 4,318
Deferred	2,629	1,644	277
State and local:
Current	889	1,456	1,545
Deferred	801	598	61
Foreign:
Current	1,481	1,258	1,073
Deferred	(621)	(29)	57
_____________________________________________________________________________________________
Income tax expense	$ 5,915	$ 9,340	$ 7,331
============================================================================================
Deferred tax assets (liabilities) are as follows:

December 31	2003	2002
_____________________________________________________________________________________________
(In thousands)

Employee benefits	$ 12,223	$ 14,118
Inventory	7,942	8,931
Accrued expenses	(1,908)	(2,260)
Accounts receivable	1,591	1,868
_____________________________________________________________________________________________
Deferred tax assets -- net	$ 19,848	$ 22,657
===========================================================================================
Income taxes differ from that computed at the U.S. statutory rate for the following reasons:

Year ended December 31	2003	2002	2001
_____________________________________________________________________________________________

Income taxes computed at statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes	6.5	6.2	5.5
Foreign taxes	(0.6)	2.3	1.0
Tax settlements	(6.6)
Other	(1.6)	(0.3)	(0.3)
_____________________________________________________________________________________________
Effective income tax rate	32.7%	43.2%	41.2%
==========================================================================================
Federal, foreign, state and local income tax payments amounted to approximately $4,142,000, $5,069,000 and $4,337,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

   Federal income tax returns of Loews have been examined and settled through 1997. The years 1998 through 2001 are currently under examination. The Company's Canadian tax returns have been examined and settled through 2001. While tax liabilities for subsequent years are subject to audit and final determination, in the opinion of management the amount accrued in the Consolidated Balance Sheets are believed to be adequate to cover any additional assessments which may be made by federal, foreign, state and local tax authorities and should not have a material effect on the financial condition or results of operations of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_________________________________________________________________________________________
Note 4. Income Taxes -- Continued

   The Company does not provide for federal income taxes or recognize tax benefits associated with the undistributed earnings or losses of its international subsidiaries because such earnings are indefinitely reinvested in the international subsidiaries and, in the opinion of management, will continue to be reinvested indefinitely. If these earnings were ever distributed to the Company if the form of dividends, the Company may be liable for both U.S. income taxes and withholding taxes in the source country of the distribution.

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

   At December 31, 2003, the Company's fair value of plan assets exceeded the Accumulated Benefit Obligation, therefore, the minimum pension liability of $1,412,000, net of transition obligation of $2,329,000, tax benefits of $727,000 and intangible assets of $190,000 were removed from the Company's books. At December 31, 2002 and 2001, the Company's minimum pension liability exceeded its unrecognized prior service cost and net transition obligation by $2,329,000 and $2,020,000, respectively. This excess was recorded as a reduction to Shareholders' equity of $1,412,000 and $1,170,000 net of tax benefits of $727,000 and $630,000 and intangible assets of $190,000 and $220,000 for the years ended December 31, 2002 and 2001, respectively.

   Other Postretirement Benefit Plans -- The Company maintains postretirement health care plans covering eligible employees and retirees. Union participants generally become eligible upon retirement at age 55 and 10 years of service or upon completion of 20 years of service. Another plan covers salaried employees who are eligible upon retirement at age 55 and 20 years of service or upon retirement at age 60 and 10 years of service. The benefits provided by the Company include health, and for certain retirees, life insurance type benefits.

Bulova uses December 31 as the measurement date for the majority of its plans.

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits			Other Postretirement Benefits
	_____________________________			_____________________________
Year Ended December 31	2003	2002	2001	2003	2002	2001
____________________________________________________________________________________________

Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Rate of compensation increase	5.25%	5.25%	5.25%
Weighted-average assumption used to determine net periodic benefits cost:

	Pension Benefits			Other Postretirement Benefits
	_____________________________			_____________________________
Year Ended December 31	2003	2002	2001	2003	2002	2001
____________________________________________________________________________________________

Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected long-term return on plan
assets	7.50%	7.50%	7.50%
Rate of compensation increase	5.25%	5.25%	5.25%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________
Note 5. Benefit Plans -- Continued

  The long-term rate of return for plan assets is determined based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets as well as the active total return oriented portfolio management style. Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary policies, in order to assess the capital market assumptions as applied to the plan. Consideration of diversification needs and rebalancing is maintained.

Assumed health care cost trend rates:
Year Ended December 31	2003	2002	2001
____________________________________________________________________________________________

Health care cost trend rate assumed for next year	10% to 12%	9% to 11%	9% to 11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5%	5%	5%
Year that the rate reaches the ultimate trend rate	2004-2018	2014	2013

  Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

		One Percentage Point
		______________________
		Increase	Decrease
____________________________________________________________________________________________
(In thousands)

Effect on total of service and interest cost		$ 1,885	$ (1,591)
Effect on postretirement benefit obligation		145	(127)

   Net periodic benefit cost components:
	Pension Benefits			Other Postretirement Benefits
	_______________________________			_______________________________
Year Ended December 31	2003	2002	2001	2003	2002	2001
_____________________________________________________________________________________________
(In thousands)

Service costs	$ 1,140	$ 919	$ 797	$ 192	$ 89	$ 77
Interest cost	2,203	2,306	2,177	1,033	990	932
Expected return on plan assets	(2,335)	(2,212)	(1,983)
Amortization of unrecognized
net loss (gain)		83		(364)	(759)	(1,012)
Amortization of unrecognized
prior service cost	33	33	29	(1,691)	(1,612)	(1,575)
_____________________________________________________________________________________________
Net periodic benefit costs (income)	$ 1,041	$ 1,129	$ 1,020	$ (830)	$ (1,292)	$ (1,578)
============================================================================================
Additional Information:
Other
	Pension Benefits		Postretirement Benefits
	_________________________		_________________________
Year Ended December 31	2003	2002	2003	2002
_____________________________________________________________________________________________
(In thousands)
Decrease in minimum liability
included in other comprehensive income	N/A	$ 1,412	N/A	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________
Note 5. Benefit Plans -- Continued
The following is a reconciliation of benefit obligations:
			Other
	Pension Benefits		Postretirement Benefits
	_________________________		_________________________
Year Ended December 31	2003	2002	2003	2002
_____________________________________________________________________________________________
(In thousands)

Benefit obligation at January 1	$ 35,969	$ 32,895	$ 15,970	$ 14,259
Service cost	1,140	919	192	89
Interest cost	2,203	2,306	1,033	990
Plan participants' contributions			373	343
Amendments		2		(614)
Actuarial (gain) loss	(836)	1,700	1,014	2,922
Benefits paid	(1,923)	(1,853)	(2,164)	(2,019)
_____________________________________________________________________________________________
Benefit obligation at December 31	36,553	35,969	16,418	15,970
_____________________________________________________________________________________________

Change in plan assets:

Fair value of plan assets at January 1	32,134	30,078
Actual return on plan assets	3,728	3,309
Company contributions	198	600	1,791	1,676
Plan participants' contributions			373	343
Benefits paid	(1,923)	(1,853)	(2,164)	(2,019)
_____________________________________________________________________________________________
Fair value of plan assets at December 31	34,137	32,134
_____________________________________________________________________________________________

Benefit obligation over plan assets	2,416	3,835	16,418	15,970
Unrecognized net actuarial (loss) gain	(2,604)	(4,834)	3,543	4,921
Unrecognized prior service (cost) gain	(157)	(190)	6,554	8,245
_____________________________________________________________________________________________
Net (prepaid) benefit obligation	$ (345)	$ (1,189)	$ 26,515	$ 29,136
============================================================================================

Amounts recognized in the Consolidated Balance Sheets consist of:
			Other
	Pension Benefits		Postretirement Benefits
	_________________________		_________________________
Year Ended December 31	2003	2002	2003	2002
_____________________________________________________________________________________________
(In thousands)

Prepaid benefit cost	$ (345)	$ (1,189)
Accrued benefit liability	2,329	2,329	$ 26,515	$ 29,136
Intangible asset	(190)	(190)
Accumulated other comprehensive loss	(2,139)	(2,139)
_____________________________________________________________________________________________
Net benefit (prepaid) obligation	$ (345)	$ (1,189)	$ 26,515	$ 29,136
============================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________________________
Note 5. Benefit Plans -- Continued

   The Company employs a total return approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of U.S. and non-U.S. fixed income and equity investments. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The Company's pension plan weighted-average asset allocation at December 31, 2003 and 2002, by asset category is as follows:

			Percentage of
			Pension Plan Assets
			_________________________
			2003	2002

Asset Category:

Equity securities			20.2%	17.0%
Debt securities			74.7	79.4
Limited Partnerships			4.9	2.3
Other			0.2	1.3
____________________________________________________________________________________________
Total			100.0%	100.0%
===========================================================================================

Note 6. Quarterly Financial Data (Unaudited) -

2003 Quarters Ended	Dec. 31	Sept. 30	June 30	March 31
____________________________________________________________________________________________
(In thousands, except per share data)

Net sales	$52,727	$37,203	$33,380	$41,048
Cost of sales	25,190	18,243	13,700	20,907
Net income	5,463	1,670	1,941	3,074
Net income per share	1.19	0.36	0.42	0.67

2002 Quarters Ended
____________________________________________________________________________________________

Net sales	$50,753	$40,987	$41,129	$31,669
Cost of sales	25,322	17,389	19,823	15,355
Net income	5,465	2,475	2,708	1,620
Net income per share	1.19	0.54	0.59	0.35

   The Company's net sales are traditionally greater in the fourth quarter in anticipation of the winter holiday season. The spring selling season represents consumer spending for Mother's and Father's Day, as well as graduation gifts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________

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

Year Ended December 31, 2003	United States	Canada	Mexico	Europe	Total
_________________________________________________________________________________________
(In thousands)

Sales	$ 148,982	$ 16,095	$ 4,268	$ 3,720	$ 173,065
Intercompany sales	(8,707)				(8,707)
_________________________________________________________________________________________
Total net sales	$ 140,275	$ 16,095	$ 4,268	$ 3,720	$ 164,358
=========================================================================================

Operating income	$ 14,524	$ 1,760	$ 712	$ (152)	$ 16,844
Royalty income	734				734
Interest -- net	71	83	52	(35)	171
Other income	326	(40)	5	23	314
_________________________________________________________________________________________
Income before income taxes	$ 15,655	$ 1,803	$ 769	$ (164)	$ 18,063
========================================================================================
Identifiable assets	$ 189,447	$ 20,009	$ 4,413	$ 6,665	$ 220,534
========================================================================================

Year Ended December 31, 2002	United States	Canada	Mexico	Europe	Total
_________________________________________________________________________________________
(In thousands)

Sales	$ 149,467	$ 15,274	$ 3,760		$ 168,501
Intercompany sales	(3,963)				(3,963)
_________________________________________________________________________________________
Total net sales	$ 145,504	$ 15,274	$ 3,760		$ 164,538
========================================================================================

Operating income	$ 17,515	$ 1,612	$ 392	$ (140)	$ 19,379
Royalty income	1,677				1,677
Interest -- net	235	47			282
Other income	184	3	83		270
_________________________________________________________________________________________
Income before income taxes	$ 19,611	$ 1,662	$ 475	$ (140)	$ 21,608
=========================================================================================
Identifiable assets	$ 195,387	$ 16,484	$ 4,024		$ 215,895
=========================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
____________________________________________________________________________________________
Note 7. Geographic Information - Continued

Year Ended December 31, 2001
__________________________________________________________________________________________
(In thousands)

Sales	$ 129,824	$ 13,700	$ 5,281	$ 148,805
Intercompany sales	(4,992)			(4,992)
________________________________________________________________________________________
Total net sales	$ 124,832	$ 13,700	$ 5,281	$ 143,813
=========================================================================================

Operating income	$ 11,414	$ 2,083	$ 1,033	$ 14,530
Royalty income	2,420			2,420
Interest -- net	840	150		990
Other expense	(149)	(4)		(153)
_________________________________________________________________________________________
Income before income taxes	$ 14,525	$ 2,229	$ 1,033	$ 17,787
=========================================================================================
Identifiable assets	$ 181,726	$ 13,884	$ 4,015	$ 199,625
=========================================================================================

Note 8. Contingencies and Litigation -

   (a) Environmental Matters -- During the third quarter of 2002, the Company received notice of potential additional environmental contaminates at two facilities formerly owned by the Company, and settled a claim relating to contaminates at an offsite disposal location formerly used by the Company. The Company recorded charges of $103,000 and $1,194,000, related to the foregoing matters for the years ended December 31, 2003 and 2002, respectively. At December 31, 2003, the environmental liability is approximately $385,000, which represents the Company's estimate of its remaining costs for these properties. The Company does not expect to receive insurance proceeds related to environmental matters. The Company will fund these costs from its working capital.

   (b) Leasing -- The Company leases certain of its warehouse and office facilities. The annual future minimum lease payments under operating leases for the next five years and thereafter are $334,000, $324,000, $327,000, $344,000, $297,000 and $1,276,000. Rent expense was $559,000, $431,000 and $435,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

   (c) Legal Proceedings -- The Company and its subsidiaries are parties to litigation arising in the ordinary course of business. The outcome of this litigation will not, in the opinion of management, materially affect the Company's results of operations, equity or financial position.

Note 9. Subsequent Event -

    On February 16,2004, the Company entered into a contract to sell its clock warehouse in Brooklyn, New York for $12,750,000. The closing of this sale is scheduled for September 2004, but is subject to the satisfaction of certain conditions, including among others, that the Company arrange with the New York City Industrial Development Agency ("IDA") for the termination of the IDA lease under which the Company purchased the property, and the successful completion of environmental testing of the property by the purchaser. The transaction also provides for a lease of the property back to the Company for a period of up to one year at a monthly rent of $50,000, with the Company having the right to terminate the lease on sixty days notice. Assuming closing of this transaction on its current terms, the Company expects to recognize a pretax gain on the sale of approximately of $8,000,000.

INDEPENDENT AUDITORS' REPORT
The Board of Directors and Shareholders of Bulova Corporation:

   We have audited the accompanying consolidated balance sheets of Bulova Corporation and its subsidiaries (the "Corporation") as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audit also included the consolidated financial statement schedule listed in the index at Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Corporation at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
New York, New York
March 9, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None

Item 9A. Control and Procedures

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

   The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company's controls and procedures were effective.

   There were no changes in the Company's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                                                                               PART III

Item 10. Directors and Executive Officers of the Registrant.

(a) Directors
		Principal Occupations	Director of
		During Past Five Years	the Company
Name	Age	and Other Directorships	Since
_____________________________________________________________________________________________
Andrew H. Tisch	54	Chairman of the Board of the Company. Mr. Tisch serves as the Chairman of the Executive Committee and a member of the Office of the President of Loews. Mr. Tisch is also a director of Loews and Canary Wharf Group plc.	1979
Herbert C. Hofmann	61	President and Chief Executive Officer of the Company. Mr. Hofmann is also a director of Diamond Offshore Drilling, Inc. (54% owned subsidiary of Loews) and also serves as Senior Vice President of Loews.	1979
Harry B. Henshel	85	Vice Chairman of the Board of the Company.	1958
Preston R. Tisch	77	Chairman of the Board of Loews. Mr. Tisch is also a director of CNA Financial Corporation a 90% owned subsidiary of Loews.	1988

  Mr. Andrew H. Tisch is a nephew of Mr. Preston R. Tisch. There are no other family relationships among any of the Company's directors. Each director serves until the annual meeting of shareholders next succeeding his election and until his successor is duly elected and qualified.

(b)  Executive Officers.
			First Became an
Name	Position and Offices Held	Age	Officer
_____________________________________________________________________________________________
Herbert C. Hofmann	President and Chief Executive Officer	61	1985
Warren J. Neitzel	General Counsel and Corporate Secretary	53	1993
John T. O'Reilly	Chief Financial Officer	43	1996
Paul S. Sayegh	Chief Operating Officer	60	1979

  There are no family relationships among the above officers. Officers are elected by the Board of Directors and hold office until their successors are elected and qualified, and are subject to removal by the Board of Directors. All officers of the Company have been engaged actively and continuously in the business of the Company and its subsidiaries for more than the past five years.

Item 11. Executive Compensation.

(a) General.

  The following table sets forth information for the years indicated regarding the compensation of the chief executive officer and each of the other executive officers of the Company whose compensation exceeded $100,000 as of December 31, 2003, for services in all capacities to the Company.

Summary Compensation Table

Name and Principal Position	Year	Salary
___________________________________________________________________________________________

Herbert C. Hofmann	2003	-
President and Chief Executive Officer (a)	2002	-
	2001	-

Paul S. Sayegh	2003	$285,000
Chief Operating Officer	2002	278,000
	2001	296,000

Warren J. Neitzel	2003	185,000
General Counsel and Corporate Secretary	2002	179,000
	2001	177,000

John T. O'Reilly	2003	159,000
Chief Financial Officer	2002	143,000
	2001	137,000
_________

  (a) Mr. Hofmann is compensated by Loews. Included in the charges to the Company under the Services Agreement with Loews, as discussed in Item 13 of this Form 10-K, was $240,000 for Mr. Hofmann's services in each of the years ended December 31, 2003, 2002 and 2001.

(b) Compensation Pursuant to Plans.

  Information with respect to certain non-cash compensation made available to the Company's executive officers in 2003, has not been included because the incremental costs thereof to the Company was below the Securities and Exchange Commission's required disclosure threshold.

  The Company provides a non-contributory retirement plan (the "Plan"), for all employees, except for those covered by Loews's benefit plans, which Plan provides pensions upon retirement at one and one-half per cent of the employee's annual compensation during each year of credited service after December 31, 1976, plus one and one-half per cent of annual compensation for the year 1976 multiplied by the number of years of credited service rendered prior to January 1, 1977. Compensation under the Plan includes all compensation as an employee included in the table above. Pension benefits are not subject to reduction for Social Security benefits or other amounts. The following table shows estimated annual benefits payable upon retirement under the Plan for various amounts of average compensation and years of credited service, based upon retirement in 2004 and a straight life annuity form of pension. Other forms of pension payments are also available under the Plan. Pension benefits may be limited by the Internal Revenue Code.

	Estimated Annual Pension for Representative
Remuneration	Years of Credited Service
____________________________________________________________________________________________
	15	20	25	30	35

$ 50,000	$ 11,250	$15,000	$ 18,750	$ 22,500	$ 26,250
100,000	22,500	30,000	37,500	45,000	52,500
150,000	33,750	45,000	56,250	67,500	78,750
200,000	45,000	60,000	75,000	90,000	105,000
250,000	56,250	75,000	93,750	112,500	131,250

The years of credited service and the estimated annual retirement benefit payable at normal retirement age for the following officers are as follows:

		Estimated Annual
Name	Years	Retirement Benefit
____________________________________________________________________________________________
Herbert C. Hofmann*
Warren J. Neitzel	23	$70,400
Paul S. Sayegh*
John T. O'Reilly*

*Not covered under the Plan.
Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Security Ownership of Certain Beneficial Owners.

  The only person known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities is Loews, which owns beneficially 4,459,859 shares of the outstanding Common Stock of the Company as of February 27, 2004, constituting approximately 97% of the total shares of Common Stock outstanding. Loews's principal executive offices are located at 667 Madison Avenue, New York, New York 10021-8087. For information with respect to the principal holders of the outstanding voting securities of Loews, see Item 12 (b) below.

(b) Security Ownership of Management.

  The following table sets forth certain information, as of February 27, 2004, with respect to the shares of the Company's Common Stock and shares of Loews Common Stock beneficially owned by each of the directors of the Company and executive officers named above and by all directors and executive officers of the Company as a group:

			Shares of
Name of Individual	Shares of		Loews
or Number of	Common	Percent of	Common	Percent of
Persons in Group	Stock (1)	Class	Stock (1)	Class
_____________________________________________________________________________________________
Harry B. Henshel	100	*
Herbert C. Hofmann			19,250(2)	*
Warren J. Neitzel
John T. O'Reilly
Paul S. Sayegh			5,350(3)	*
Andrew H. Tisch			2,859,500(4)	1.5%
Preston R. Tisch			29,983,184(5)	16.2%
All directors and executive officers as a
group (7 listed above)	100	*	32,867,284	17.7%

*Represents less than 1% of the outstanding shares of stock.

(1) Except as otherwise indicated, the persons listed as beneficial owners of shares of stock have sole voting and investment power with respect to such shares.

(2) Includes 19,250 shares of Loews Common Stock issuable upon the exercise of options granted under the Loews Corporation 2000 Stock Option Plan which are currently exercisable.

(3) Includes 5,350 shares of Loews Common Stock issuable upon the exercise of options granted under the Loews Corporation 2000 Stock Option Plan which are currently exercisable.

  (4) Includes 50,000 shares of Loews Common Stock issuable upon the exercise of options granted under the Loews Stock Option Plan which are currently exercisable. Also includes 1,467,787 shares of Loews Common Stock held by trusts of which Mr. A. H. Tisch is the managing trustee and 40,000 shares of Loews Common Stock held by a charitable foundation as to which Mr. A. H. Tisch has shared voting and investment power.

  (5) Includes 4,419,072 shares owned beneficially by Mr. P. R. Tisch's wife and 1,776,116 shares held by Mr. P. R. Tisch as trustee of trusts for the benefit of his wife as to which he has sole voting and investment power.

Item 13. Certain Relationships and Related Transactions.

  The Company and Loews have entered into a tax allocation agreement with respect to the filing by Loews of consolidated federal income tax returns which include the Company and its subsidiaries. Under this agreement, the Company will (i) be paid by Loews the amount, if any, by which Loews's consolidated federal income tax is reduced by virtue of the inclusion of the Company and its subsidiaries in Loews's consolidated federal income tax return or (ii) pay to Loews an amount, if any, equal to the federal income tax which would have been payable by the Company if the Company and its subsidiaries had filed a separate consolidated return. This agreement may be canceled by the Company or Loews upon thirty days written notice. Pursuant to this agreement, the Company made estimated payments to Loews for the year ended December 31, 2003 amounting to $4,207,000.

  The Company and Loews have entered into a services agreement pursuant to which Loews provides to the Company various administrative services, including among other things, data processing, purchasing, accounts payable, printing, tax return preparation, insurance and cash management services. In addition, the Company provides Loews with warehousing services. Pursuant to this agreement, each party reimburses the other in an amount not to exceed the allocated costs of the services provided. The Company paid Loews $3,000,000 for services provided during 2003. In addition, the Company has reimbursed to Loews approximately $872,000 in salaries and related employee benefits for 2003 for employees of Loews on loan to the Company.

      The Company and Loews have a credit agreement (the "Credit Agreement") which provides for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. In September of 2003, the Company borrowed $8,000,000, which was repaid in December 2003. Prior to September, the Company had not utilized the Credit Agreement since 1995. The interest rate for amounts outstanding under the Credit Agreement is a fixed rate equal to the Six-Month London Interbank Offered Rate in effect on the date the Company requests the loan, plus 250 basis points (2.5%). The Credit Agreement has been periodically extended and currently expires on December 31, 2005. Interest expense related to the Credit Agreement was $59,000 for the year ended December 31, 2003.

  The Company participates in blanket insurance policies, primarily relating to property and casualty and general liability insurance, which cover properties and facilities of Loews and certain of its subsidiaries, including the Company. The Company reimbursed to Loews approximately $668,000 for premiums paid for the year ended December 31, 2003.

  Certain of the Company's employee health and life insurance benefits are provided by an insurance subsidiary of CNA Financial Corporation, a 90% owned subsidiary of Loews. Premiums and fees for such insurance amounted to approximately $127,000 for the year ended December 31, 2003.

Item 14. Principal Accountant Fees And Services.

  The following table presents fees billed by our independent auditor, Deloitte & Touche LLP, and its affiliates for professional services rendered to the Company and its subsidiaries in 2003 and 2002, by category as described in the notes to the table.

	2003	2002
_________________________________________________________________________________________

Audit fees (1)	$ 241,800	$ 232,500
Audit related fees (2)	10,000	17,500
_________________________________________________________________________________________
Total	$ 251,800	$ 250,000
=======================================================================================

(1) Includes the aggregate fees and expenses for the audit of the Company's annual financial statements and the reviews of the Company's quarterly financial statements.

(2)  Includes the aggregate fees and expenses for services that were reasonably related to the performance of the audit or review of the Company's financial statements and not included under "Audit Fees" above, consisting primarily of the adoption of Statement of Auditing Standards No. 99 and services rendered in connection with the Company's response to a Securities and Exchange Commission comment letter.

Audit Committee Pre-Approval Policies And Procedures.

  In order to assure the continued independence of our independent auditor, currently Deloitte & Touche, LLP, the Audit Committee of our parent company, Loews Corporation (Audit Committee), has adopted a policy requiring pre-approval of all audit and non-audit services performed for us by the independent auditor. Under this policy, the Audit Committee annually pre-approves certain limited, specified recurring services which may be provided by Deloitte & Touche, subject to maximum dollar limitations.  All other engagements for services to be performed by Deloitte & Touche must be separately pre-approved by the Audit Committee, or a designated committee member to whom this authority has been delegated.  Since its adoption of this policy in May 2003, the Audit Committee has pre-approved all engagements for services of Deloitte & Touche, including the terms and fee thereof, and concluded that such engagements were compatible with the continued independence of Deloitte & Touche in serving as our independent auditor.

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

Page
Number
_______

2. Financial statement schedules:

Independent Auditors' Report	28
Bulova Corporation and Subsidiaries:
Schedule II-Valuation and Qualifying Accounts	37

3. Exhibits:
Exhibit
Description	Number
__________	_______

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

Credit Agreement between Loews Corporation and Registrant dated as of September 19, 1979, incorporated by reference to Exhibit (2) to Registrant's Report on Form 10-Q for the quarter ended September 30, 1979.

10(a)

Amendment to Credit Agreement between Loews Corporation and Registrant dated September 10, 2003, incorporated by reference to Exhibit (10.1) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003.

10(b)

Amendment to Credit Agreement between Loews Corporation and Registrant dated October 28, 2003, incorporated by reference to Exhibit (10.1) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 2003.

10(c)

Federal Income Tax Allocation Agreement between Loews Corporation and Registrant dated as of March 12, 1980 and effective April 1, 1979, incorporated herein by reference to Exhibit 10(b) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

10(d)

Corporate Services Agreement between Loews Corporation and Registrant dated as of January 1, 1987, incorporated herein by reference to Exhibit 10(c) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

10(e)
(21)	Subsidiaries of the Registrant

	List of subsidiaries of Registrant	21*

(31)	Rule 13a -- 14(a)/15d -- 14(a) Certifications

Certification dated March 19, 2004, by the Chief Executive Officer of the Company
	pursuant to Rule 13a-14(a) and rule 15d-14(a)	31.1*

Certification dated March 19, 2004, by the Chief Financial Officer of the Company
	pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2*

(32)	Section 1350 Certifications

	Certification dated March 19, 2004, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1*

	Certification dated March 19, 2004, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2*

*Filed herewith

(b)	Reports on Form 8-K:

  There were no reports on Form 8-K for the three months ended December 31, 2003.

SIGNATURES

  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION

Dated: March 19, 2004	By	/s/John T. O'Reilly
______________________________________
(John T. O'Reilly, Chief Financial Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 19, 2004	By	/s/Herbert C. Hofmann
_______________________________________
(Herbert C. Hofmann, President, Chief
Executive Officer and Director)

Dated: March 19, 2004	By	/s/John T. O'Reilly
_______________________________________
(John T. O'Reilly, Chief Financial Officer)

	By	_______________________________________
(Harry B. Henshel, Director)

Dated: March 19, 2004	By	/s/Andrew H. Tisch
_______________________________________
(Andrew H. Tisch, Director)

Dated: March 19, 2004	By	/s/Preston R. Tisch
_______________________________________
(Preston R. Tisch, Director)

Schedule II

BULOVA CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Column A	Column B	Column C	Column D	Column E
_________	_________	________	________	________

Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period
__________	_________	_________	__________	_________
`
Year Ended December 31, 2003

Allowance for doubtful accounts	$ 4,045,000	$ 1,786,000	$ 991,000 (a)	$ 4,840,000
Allowance for cash discounts	400,000	968,000	1,178,000	190,000
________________________________________________________
	$ 4,445,000	$ 2,754,000	$ 2,169,000	$ 5,030,000
========================================================

Year Ended December 31, 2002

Allowance for doubtful accounts	$ 4,242,000	$ 1,286,000	$ 1,483,000 (a)	$ 4,045,000
Allowance for cash discounts	393,000	1,500,000	1,493,000	400,000
________________________________________________________
	$ 4,635,000	$ 2,786,000	$ 2,976,000	$ 4,445,000
========================================================

Year Ended December 31, 2001

Allowance for doubtful accounts	$ 3,932,000	$ 725,000	$ 415,000 (a)	$ 4,242,000
Allowance for cash discounts	1,085,000	370,000	1,062,000	393,000
________________________________________________________
	$ 5,017,000	$ 1,095,000	$ 1,477,000	$ 4,635,000
========================================================

______________

  Includes doubtful accounts written off net of recoveries.