Form 10-Q
period 2004-03-31
BULOVA CORP
filed 2004-05-10
CIK 15310

========================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________    to ____________

Commission file number	1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ONE BULOVA AVENUE, WOODSIDE, NY	11377-7874
(Address of principal executive offices)	(Zip code)
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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes		No	X
Class	Outstanding at May 3, 2004
Common stock, $5 par value	4,599,857 shares
=========================================================================================

                                                      BULOVA CORPORATION

                                           INDEX TO QUARTERLY REPORT ON
                                                   FORM 10-Q FILED WITH THE
                                    SECURITIES AND EXCHANGE COMMISSION

                                    For the quarterly period ended March 31, 2004
Item	Part I. Financial Information	Page
No.		No.

1.	Financial Statements
	Consolidated Condensed Balance Sheets March 31, 2004 and December 31, 2003	3

	Consolidated Condensed Statements of Income
	Three months ended March 31, 2004 and 2003	4

	Consolidated Condensed Statements of Cash Flows
	Three months ended March 31, 2004 and 2003	5

	Notes to Consolidated Condensed Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

4.	Disclosure Controls and Procedures	13

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K	14

                                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)
______________________________________________________________________________________

	March 31,	December 31,
Assets	2004	2003
______________________________________________________________________________________

Current assets:
Cash and cash equivalents	$ 34,689	$ 18,201
Accounts and notes receivable -- net	82,435	94,732
Inventories, principally watches and clocks	58,084	64,491
Prepaid expenses	1,814	1,019
Deferred income taxes	9,793	9,931
______________________________________________________________________________________
Total current assets	186,815	188,374
______________________________________________________________________________________

Property, plant and equipment-net	16,451	16,385

Other assets:
Deferred income taxes	9,840	9,917
Trademarks	4,983	4,983
Other	909	875
______________________________________________________________________________________
Total assets	$ 218,998	$ 220,534
======================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 5,712	$ 12,656
Accrued expenses	26,631	22,709
Accrued federal and foreign income taxes	1,403	375
______________________________________________________________________________________
Total current liabilities	33,746	35,740

Postretirement benefits payable	24,515	24,723

Shareholders' equity	160,737	160,071
______________________________________________________________________________________
Total liabilities and shareholders' equity	$ 218,998	$ 220,534
======================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
_______________________________________________________________________________________

	Three Months Ended March 31,
_______________________________________________________________________________________
	2004	2003
_______________________________________________________________________________________

Net sales	$ 40,235	$ 41,048
Cost of sales	19,987	20,907
_______________________________________________________________________________________

Gross profit	20,248	20,141
Selling, general and administrative expenses	17,206	15,941
_______________________________________________________________________________________

Operating income	3,042	4,200
Royalty income	29	34
Interest income -- net	31	17
Other income	32	20
_______________________________________________________________________________________

Income before income taxes	3,134	4,271
Income tax expense	1,342	1,197
_______________________________________________________________________________________
Net income	$ 1,792	$ 3,074
=======================================================================================
Net income per share	$ 0.39	$ 0.67
=======================================================================================
Weighted average number of shares
outstanding (in thousands)	4,599	4,599
=======================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
______________________________________________________________________________________

	Three Months Ended March 31,
______________________________________________________________________________________
	2004	2003
______________________________________________________________________________________

Operating Activities:

Net income	$ 1,792	$ 3,074
Adjustments to reconcile net income to net cash provided by
operating activities	1,836	693
Changes in operating assets and liabilities-net:
Accounts and notes receivable	11,009	9,739
Inventories	6,407	1,271
Other assets	(829)	(420)
Accounts payable and accrued expenses	(3,022)	(15,202)
Accrued federal and foreign income taxes	1,028	2,563
Other long-term liabilities	(1,319)	43
______________________________________________________________________________________
	16,902	1,761
______________________________________________________________________________________

Investing Activities:

Purchases of short-term investments		(398)
Proceeds from sales of short-term investments		229
Purchases of property, plant and equipment	(414)	(150)
______________________________________________________________________________________
	(414)	(319)
______________________________________________________________________________________
Net change in cash and cash equivalents	16,488	1,442
Cash and cash equivalents, beginning of period	18,201	9,930
______________________________________________________________________________________

Cash and cash equivalents, end of period	$ 34,689	$ 11,372
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

   The Company is engaged in the distribution and sale of watches, clocks and timepiece parts for consumer use. The principal watch brands are Bulova, Caravelle, Wittnauer and Accutron. In addition, the Company sells watches and clocks with brand names licensed from third parties. The principal licensed brand is Harley Davidson. Clocks are primarily sold under the Bulova brand name and the Company manufactures and distributes high quality grandfather clocks under the Bulova name. The Company's product breakdown includes luxury watch lines represented by Wittnauer and Accutron, a mid-priced watch line represented by Bulova, and a lower-priced watch line represented by Caravelle.

   See Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for Bulova Corporation and Subsidiaries for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 19, 2004. There have been no changes in significant accounting policies since December 31, 2003.

   The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying consolidated condensed financial statements have not been audited, however, in the opinion of Management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and December 31, 2003, the results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003.

Results of operations through the first quarter of each of the years reported herein is not necessarily indicative of results of operations for the entire year.

Accounting Pronouncements --

   In December of 2003, the Financial Accounting Standards Board ("FASB") issued a revised version of Statement of Financial Accounting Standards ("SFAS") No. 132(R), "Employers Disclosures about Pensions and Other Postretirement Benefits" that makes several significant changes to the required disclosures for pension and other postretirement benefit plan assets, obligations, and net cost in financial statements. SFAS No. 132(R) made no changes to the methodologies underlying the measurement of obligations or calculation of expense. In addition, SFAS No. 132(R) requires disclosure of certain plan information on a quarterly basis in interim financial statements. This quarterly report includes the disclosure of plan information required for interim financial statements.

   In January of 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest. Prior to the issuance of this Interpretation, ARB No. 51 defined a controlling financial interest as ownership of a majority voting interest. FIN 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own more than 50% of the outstanding voting shares. FIN 46 defines a variable interest entity as having one or both of the following characteristics (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (2) the equity investors lack one or more of the following (a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity, if they occur, which makes it possible for the entity to finance its activities and (c) the right to receive the expected residual returns of the entity, if they occur, which is the compensation for the risk of absorbing the expected losses. On December 24, 2003, the FASB issued a complete replacement of FIN 46 ("FIN 46R"), which clarified certain complexities of FIN 46. FIN 46R is applicable for financial statements issued for reporting periods that end after March 15, 2004. The adoption of FIN 46R did not have any impact on the results of operations or equity of the Company.

   Stock Options -- Loews has a stock option plan, in which some of the Company's employees participate. The Company follows Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense is recognized when the exercise prices of options equal the fair value (market price) of the underlying stock on the date of grant.

   SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding option grants made to employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's Consolidated Condensed Statements of Income, in accordance with APB No. 25. The Company's pro forma net income and pro forma income per share would have been as follows:

	Three Months Ended March 31,
__________________________________________________________________________________
	2004	2003
__________________________________________________________________________________

(In thousands, except per share data)

Net income:

Net income as reported	$ 1,792	$ 3,074
Deduct: Total stock-based employee compensation expense
determined under the fair value based method, net	(23)	(18)
__________________________________________________________________________________
Pro forma net income	$ 1,769	$ 3,056
==================================================================================

Net income per share:

As reported	$ 0.39	$ 0.67
Pro forma	$ 0.38	$ 0.66
__________________________________________________________________________________

2.	Related Parties:

   Under the tax allocation agreement between the Company and its parent, Loews, the Company has paid or will pay Loews approximately $984,000 and $1,500,000 relating to the three months ended March 31, 2004 and 2003, respectively.

   Loews provides administrative and managerial services for which the Company was charged $750,000 for each of the three month periods ended March 31, 2004 and 2003. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

   The Company and Loews have a credit agreement (the "Credit Agreement") which provides for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. The interest rate for amounts outstanding under the Credit Agreement is a fixed rate equal to the Six-Month London Interbank Offered Rate ("LIBOR"), in effect on the date the Company requests the loan, plus 250 basis points (2.5%). The Credit Agreement has been periodically extended and currently expires on December 31, 2005. At March 31, 2004 and December 31, 2003, no balance was outstanding.

See Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion of related parties.
Page 7
3.	Benefit Plans:

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

   Other Postretirement Benefit Plans -- The Company maintains postretirement health care plans covering eligible employees and retirees. Union participants become eligible upon retirement at age 55 and 10 years of service or upon completion of 20 years of service. Another plan covers salaried employees who are eligible upon retirement at age 55 and 20 years of service or upon retirement at age 60 and 10 years of service. The benefits provided by the Company include health, and for certain retirees, life insurance type benefits.

Net periodic benefit cost components:

	Pension Benefits		Other Postretirement Benefits
	______________________		_______________________
Three Months Ended March 31	2004	2003	2004	2003
____________________________________________________________________________
(In thousands)

Service cost	$ 300	$ 285	$ 42	$ 48
Interest cost	567	551	248	258
Expected return on plan assets	(625)	(584)
Amortization of unrecognized
net gain			(44)	(91)
Amortization of unrecognized
prior service cost	8	8	(416)	(423)
____________________________________________________________________________
Net periodic benefit cost (income)	$ 250	$ 260	$ (170)	$ (208)
============================================================================

4.	Geographic Information:

   The Company operates in a single industry segment, the distribution and sale of watches and clocks under the brand names of Bulova, Caravelle, Wittnauer and Accutron. Substantially all of the Company's sales are in the United States, Canada, Mexico and Europe. In January of 2003, the Company's Swiss subsidiary commenced operations and currently distributes products using third party independent agents and/or distributors covering a number of European countries, Russia, Australia and New Zealand. The Company has also signed distribution agreements for Australia, New Zealand, Brazil, South and Central America and the Philippines and license agreements for Hong Kong, China, Taiwan and Macao. Sales from distribution agreements covering territories in South and Central America and Asia are included within the United States results and were not material for the periods covered hereby. The Company evaluates performance based on operating earnings of the respective geographic area. The geographic distribution of the Company's operating results are summarized in the following tables:

	United
Three Months Ended March 31, 2004	States	Canada	Mexico	Europe	Total
______________________________________________________________________________
(In thousands)

Sales	$ 35,741	$ 3,321	$ 1,001	$ 861	$ 40,924
Intercompany sales	(689)				(689)
______________________________________________________________________________
Total net sales	$ 35,052	$ 3,321	$ 1,001	$ 861	$ 40,235
==============================================================================

Operating income (loss)	$ 3,079	$ (19)	$ 83	$ (101)	$ 3,042
Royalty income	29				29
Interest income (expense) -- net	33	24		(26)	31
Other income		5	1	26	32
______________________________________________________________________________
Income (loss) before income taxes	$ 3,141	$ 10	$ 84	$ (101)	$ 3,134
==============================================================================

	United
Three Months Ended March 31, 2003	States	Canada	Mexico	Europe	Total
______________________________________________________________________________
(In thousands)

Sales	$ 38,864	$ 3,068	$ 964	$ 218	$ 43,114
Intercompany sales	(2,066)				(2,066)
______________________________________________________________________________
Total net sales	$ 36,798	$ 3,068	$ 964	$ 218	$ 41,048
==============================================================================

Operating income (loss)	$ 3,954	$ 216	$ 188	$ (158)	$ 4,200
Royalty income	34				34
Interest income -- net	6	11			17
Other income (expense)	2	(6)	6	18	20
______________________________________________________________________________
Income (loss) before income taxes	$ 3,996	$ 221	$ 194	$ (140)	$ 4,271
==============================================================================
5.	Shareholders' equity:

	March 31,	December 31,
	2004	2003
_______________________________________________________________________________
(In thousands)

Common stock, $5 par value:
Authorized: 7,500,000 shares
Issued: 4,600,000 shares	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	115,434	113,642
Accumulated other comprehensive income	(888)	238
_______________________________________________________________________________
Total	160,742	160,076
Less treasury stock, at cost	5	5
_______________________________________________________________________________
Total shareholders' equity	$ 160,737	$ 160,071
===============================================================================

   For the three months ended March 31, 2004 and 2003, comprehensive income totaled $666,000 and $3,803,000, respectively. Comprehensive income includes net income, foreign currency translation gains or losses and pension liability adjustments.

6.	Environmental Matters:

   Prior to 2003, the Company had received notices of potential environmental contaminates at various facilities formerly owned by the Company or used as offsite disposal locations. The Company continues to cooperate with current owners of those properties and the appropriate regulatory agencies. During 2003, the Company also settled a claim related to contaminates at an offsite disposal location formerly used by the Company. At March 31, 2004, the Company maintained a reserve of $281,000 for environmental liabilities, which represents the Company's estimate, as of such date, of its remaining cost of remediation for these properties. In April 2004, the Company became aware of the possibility of additional contamination at a property located in Jackson Heights, New York which was formerly owned and used as a manufacturing facility by the Company. The Company is conducting additional testing of this property to determine the scope of any additional remediation that may be required. Any such additional costs could have a material adverse impact on the Company's result of operations, cash flows or equity in future periods. The Company does not expect to receive insurance proceeds related to environmental matters. The Company will fund these costs from its working capital.

7.	Warranty Reserve:

   The Company maintains a reserve for costs that it estimates will be needed to cover future product warranty obligations for products sold. Estimates are based upon the Company's historical experience as well as current production techniques.

Page 9

   For the year ended December 31, 2003, the beginning warranty reserve was $445,000, reduced by charges incurred of $12,000, resulting in an ending balance of $433,000. For the three months ended March 31, 2004, the beginning and ending balance of the warranty reserve is $433,000. The Company charges warranty expenses as incurred and there have been no significant claims made as of March 31, 2004.

8.	Commitments and Contingencies:

   The Company leases certain of its warehouse and office facilities. The estimated remaining future minimum lease payments under these operating leases are as follows: $286,000 in 2004, $350,000 in 2005, $354,000 in 2006, $374,000 in 2007 and $1,878,000 in 2008 and thereafter.

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

Allowance for Doubtful Accounts

   Sales are recognized upon shipment of products to customers since title passes upon shipment or, in the case of consignment sales, upon notification from our customers that products have been sold. Allowances for estimated uncollectible accounts, discounts, returns and allowances are provided when sales are recorded and adjusted for market and consumer conditions as necessary based upon historical experience and current trends.

Inventory Reserve

   The Company has established a reserve against inventory in order to report it at the lower of cost or market value. The cost of inventory is determined on a first-in, first out basis. In determining the market value of inventory, management considers sales history of the individual product, current consumer purchasing trends, secondary distribution channels, as well as overall sales activity. The inventory reserve also contemplates inventory at customer locations which were shipped under consignment.

Warranty Reserve

   The Company maintains a reserve for costs that it estimates will be needed to cover future product warranty obligations for products sold during the year. This estimate is based upon the Company's historical experience as well as current production techniques.

Reserve for Environmental Matters

   The Company has established a reserve for the expected costs of remediation relating to environmental contaminates at various manufacturing facilities formerly owned by the Company. These estimates are periodically reviewed and adjusted to reflect the current remediation progress, estimates of required activity and other relevant factors including technological or regulatory changes. Establishing this reserve is an estimation process and the ultimate cost of remediation may vary materially from this estimate based on a number of factors and uncertainties, including without limitation, the scope of remediation actually required in any particular cleanup and the relative liabilities of different parties that may have contributed to any contamination.

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

RESULTS OF OPERATIONS

Net sales decreased $813,000 or 2.0% for the three months ended March 31, 2004, as compared to the comparable period of the prior year.

   The decrease in sales for the three months ended March 31, 2004 is primarily attributable to a 9.8% and 38.9% decline in watch and clock unit sales volume, respectively, partially offset by an increase in watch and clock unit selling prices of 8.7% and 61.8%, as compared to the corresponding period of the prior year. Domestic operating results reflect the decline in watch unit sales volume for Bulova, Caravelle and clocks, partially offset by improvement within the Accutron and Wittnauer product lines. Improvement in watch unit selling prices is attributable to higher unit prices in Caravelle and clocks. Accutron prices were essentially unchanged and Bulova and Wittnauer reported lower unit selling prices. The decline in domestic operations has been partially offset by the sales growth reported by the Company's international operations in Mexico, Canada and Europe. The Company believes that domestic operations have been negatively impacted by a weak retail environment driven by the economy and consumer's reluctance to make discretionary expenditures.

   European operations have benefited from third party independent agents as well as distribution agreements. Bulova Swiss SA began selling Bulova products using third party independent agents and/or distributors in Italy, Russia, Greece, Poland, Netherlands, Germany, Australia and New Zealand. The Company has also signed new distribution agreements for Brazil, Central America, Columbia, Ecuador, Peru and the Philippines, and has entered into license agreements for the territories of Hong Kong, China, Taiwan and Macao.

   Gross profit as a percentage of net sales for the three months ended March 31, 2004 was 50.3% as compared to 49.1% for the corresponding period of the prior year. The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. For the three months ended March 31, 2004, the increase in gross profit is a function of sales mix within the brands.

   The Company's operating expenses as a percentage of net sales for the three months ended March 31, 2004 was 42.8% as compared to 38.8% for the corresponding period of the prior year. Management continues to invest in marketing and selling expenses it believes are necessary to support its current market position as well as incurring additional operating expenses related to the commencement of European operations and the addition of the grandfather clock operations.

Interest income -- net increased by $14,000 as compared to 2003, due to a higher level of invested assets.

Contingencies

   Prior to 2003, the Company had received notices of potential environmental contaminates at various facilities formerly owned by the Company or used as offsite disposal locations. The Company continues to cooperate with current owners of those properties and the appropriate regulatory agencies. During 2003, the Company also settled a claim related to contaminates at an offsite disposal location formerly used by the Company. At March 31, 2004 the Company maintained a reserve of $281,000 for environmental liabilities, which represents the Company's estimate, as of such date, of its remaining cost of remediation for these properties. In April 2004, the Company became aware of the possibility of additional contamination at a property located in Jackson Heights, New York which was formerly owned and used as a manufacturing facility by the Company. The Company is conducting additional testing of this property to determine the scope of any additional remediation that may be required. Any such additional costs could have a material adverse impact on the Company's results of operations, cash flows or equity in future periods. The Company does not expect to receive insurance proceeds related to environmental matters. The Company will fund these costs from its working capital.

Income Taxes

   The effective income tax rate for the three months ended March 31, 2004 increased to 42.8%, as compared to 28.0% for the corresponding period of the prior year. The lower effective tax rate in 2003 is attributable to franchise, state and city tax settlements of $683,000 received in the first quarter of 2003.

Foreign Currency

   The Company imports most of its watch and clock products. The Company's purchases are primarily denominated in U.S. dollars for product acquired from vendors located in Asia, principally Hong Kong, as well as Europe. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to significant fluctuations. In the event that the peg between the two currencies is removed and the Company's purchases are denominated in Hong Kong dollars, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on results of operations for the three months ended March 31, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities was $16,902,000 and $1,761,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in the net cash position in 2004, as compared to the corresponding period of the prior year, is attributable to the increase in collections of accounts receivable, lower inventory purchases and a higher level of accrued expenses, partially offset by a reduction in accounts payable.

   The Company and Loews have a credit agreement (the "Credit Agreement") which provides for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. The interest rate for amounts outstanding under the Credit Agreement is a fixed rate equal to the Six-Month London Interbank Offered Rate ("LIBOR") in effect on the date the Company requests the loan, plus 250 basis points (2.5%). The Credit Agreement has been periodically extended and currently expires on December 31, 2005. In the future, the Company may require additional working capital advances under this agreement for its international expansion efforts. At March 31, 2004 and December 31, 2003 no balance was outstanding.

   The Company's principal license agreement in the Far East expired on December 31, 2001 and the Company's principal European license agreement expired on December 31, 2002. The Company has signed new distribution agreements for Poland, the Netherlands, Greece, Australia, New Zealand, Russia, Philippines, Brazil, Central America, Columbia, Ecuador and Peru and third party independent agreements for Italy and Germany. The Company is focusing on direct sales and distribution agreements in most overseas countries either through its Swiss subsidiary that was established in January of 2003 or through U.S. operations. The operating results of the European operations are dependent upon economic conditions which, if weak, could negatively impact liquidity and future cash flows.

   On February 16, 2004, the Company entered into a contract to sell its clock warehouse in Brooklyn, New York for $12,750,000. The closing of this sale is scheduled for September 2004, but is subject to the satisfaction of certain conditions, including among others, that the Company arrange with the New York City Industrial Development Agency ("IDA") for the termination of the IDA lease under which the Company purchased the property. The transaction also provides for a lease of the property back to the Company for a period of up to one year at a monthly rent of $50,000, with the Company having the right to terminate the lease on sixty days notice. Assuming closing of this transaction on its current terms, the Company expects to recognize a pretax gain on the sale of approximately $8,000,000.

The Company has no material commitments for capital expenditures as of March 31, 2004.

ACCOUNTING STANDARDS

   In January of 2004, the FASB issued FASB Staff Position ("FSP") 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which allowed companies to elect a one-time deferral of the recognition of the effects of the Medicare Prescription Drug Act in accounting for their plans under SFAS No. 106 and in providing disclosures related to the plan required by SFAS No. 132(R). The FASB allowed the one-time deferral due to the accounting issues raised by the Medicare Prescription Drug Act - in particular, the accounting for the federal subsidy that is not explicitly addressed in SFAS No. 106 - and due to the fact that uncertainties exist as to the direct effects of the Medicare Prescription Drug Act and its ancillary effects on plan participants. For companies electing the one-time deferral, such deferral remains in effect until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events, such as a plan amendment, settlement or curtailment, occur. The Company is currently evaluating the effects of the Medicare Prescription Drug Act on its other postretirement benefit plan and its participants, and has elected the one-time deferral. The Company's accumulated postretirement benefit obligation and net postretirement benefit cost for 2004 does not reflect the effects of the Medicare Prescription Drug Act.

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

Item 4. Disclosure Controls and Procedures.

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

   The Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and concluded that the Company's controls and procedures were effective.

   There was no change in the Company's internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits--

Description of Exhibits	Number

(31) Rule 13a -- 14(a)/15d -- 14(a) Certifications

Certification dated May 10, 2004, by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1

Certification dated May 10, 2004, by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2

(32) Section 1350 Certifications

Certification dated May 10, 2004, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Certification dated May 10, 2004, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(b) Current reports on Form 8-K --

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
(Registrant)

Dated: May 10, 2004	By:	/s/ John T. O'Reilly
JOHN T. O'REILLY
Chief Financial Officer
(Duly authorized officer and
principal financial officer)

14