Form 10-Q
period 2004-06-30
BULOVA CORP
filed 2004-08-10
CIK 15310

==================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________    to ____________

Commission file number	1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ONE BULOVA AVENUE, WOODSIDE, NY	11377-7874
(Address of principal executive offices)	(Zip code)
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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes		No	X
Class	Outstanding at August 2, 2004
Common stock, $5 par value	4,599,857 shares
======================================================================================== 1

                                                      BULOVA CORPORATION

                                           INDEX TO QUARTERLY REPORT ON
                                                   FORM 10-Q FILED WITH THE
                                    SECURITIES AND EXCHANGE COMMISSION

                                    For the quarterly period ended June 30, 2004
Item	Part I. Financial Information	Page
No.		No.

1.	Financial Statements
	Consolidated Condensed Balance Sheets June 30, 2004 and December 31, 2003	3

	Consolidated Condensed Statements of Income
	Three and Six months ended June 30, 2004 and 2003	4

	Consolidated Condensed Statements of Cash Flows
	Six months ended June 30, 2004 and 2003	5

	Notes to Consolidated Condensed Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

4.	Disclosure Controls and Procedures	15

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K	16

                                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)
______________________________________________________________________________________

	June 30,	December 31,
Assets	2004	2003
______________________________________________________________________________________

Current assets:
Cash and cash equivalents	$ 29,875	$ 18,201
Accounts and notes receivable -- net	76,446	94,732
Inventories, principally watches and clocks	60,780	64,491
Prepaid expenses	1,437	1,019
Deferred income taxes	9,101	9,931
______________________________________________________________________________________
Total current assets	177,639	188,374

Property, plant and equipment-net	16,253	16,385

Other assets:
Deferred income taxes	9,788	9,917
Trademarks	4,983	4,983
Other	775	875
______________________________________________________________________________________
Total assets	$ 209,438	$ 220,534
=====================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 7,726	$ 12,656
Accrued expenses	15,936	22,709
Accrued federal and foreign income taxes	532	375
______________________________________________________________________________________
Total current liabilities	24,194	35,740

Postretirement benefits payable	24,315	24,723

Shareholders' equity	160,929	160,071
______________________________________________________________________________________
Total liabilities and shareholders' equity	$ 209,438	$ 220,534
======================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)
______________________________________________________________________________________

	Three Months Ended	Six Months Ended
	June 30,	June 30,
_____________________________________________________________________________________
	2004	2003	2004	2003
______________________________________________________________________________________

Net sales	$ 31,287	$ 33,380	$ 71,522	$ 74,428
Cost of sales	15,334	13,700	35,321	34,607
______________________________________________________________________________________

Gross profit	15,953	19,680	36,201	39,821
Selling, general and administrative expenses	16,211	17,020	33,417	32,961
______________________________________________________________________________________

Operating income (loss)	(258)	2,660	2,784	6,860
Royalty income	26	214	55	248
Interest income -- net	42	68	73	117
Other income (expense)	297	(19)	329	1
______________________________________________________________________________________

Income before income taxes	107	2,923	3,241	7,226
Income tax expense	45	982	1,360	2,211
______________________________________________________________________________________
Net income	$ 62	$ 1,941	$ 1,881	$ 5,015
=====================================================================================
Net income per share	$ 0.01	$ 0.42	$ 0.41	$ 1.09
=====================================================================================
Weighted average number of shares
outstanding (in thousands)	4,599	4,599	4,599	4,599
=====================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
______________________________________________________________________________________

	Six Months Ended June 30,
______________________________________________________________________________________
	2004	2003
______________________________________________________________________________________

Operating Activities:

Net income	$ 1,881	$ 5,015
Adjustments to reconcile net income to net cash provided (utilized)
by operating activities	3,341	3,411
Changes in operating assets and liabilities-net:
Accounts and notes receivable	16,583	3,547
Inventories	3,711	(9,594)
Other assets	(318)	(2)
Accounts payable and accrued expenses	(11,703)	(4,520)
Accrued federal and foreign income taxes	157	(86)
Other long-term liabilities	(1,452)	1,268
______________________________________________________________________________________
	12,200	(961)
______________________________________________________________________________________

Investing Activities:

Purchases of short-term investments	(4,952)	(1,196)
Proceeds from sales of short-term investments	4,989	678
Purchases of property, plant and equipment	(563)	(292)
______________________________________________________________________________________
	(526)	(810)
______________________________________________________________________________________
Net change in cash and cash equivalents	11,674	(1,771)
Cash and cash equivalents, beginning of period	18,201	9,930
______________________________________________________________________________________

Cash and cash equivalents, end of period	$ 29,875	$ 8,159
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

   The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Consolidated Condensed Financial Statements have not been audited, however, in the opinion of Management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and December 31, 2003, the results of operations for the three and six months ended June 30, 2004 and 2003 and changes in cash flows for the six months ended June 30, 2004 and 2003.

Results of operations for the second quarter and the first half of each of the years reported herein are not necessarily indicative of results of operations for the entire year.

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

	Three Months Ended June 30,		Six Months Ended June 30,
________________________________________________________________________________
	2004	2003	2004	2003
________________________________________________________________________________

(In thousands, except per share data)

Net income:

Net income as reported	$ 62	$ 1,941	$ 1,881	$ 5,015
Deduct: Total stock-based
employee compensation expense
determined under the fair value
based method, net	(26)	(26)	(49)	(51)
________________________________________________________________________________
Pro forma net income	$ 36	$ 1,915	$ 1,832	$ 4,964
===============================================================================

Net income per share:

As reported	$ 0.01	$ 0.42	$ 0.41	$ 1.09
Pro forma	$ 0.01	$ 0.42	$ 0.40	$ 1.08
________________________________________________________________________________

   In May of 2004, the FASB issued Staff Position ("FSP") 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that provide prescription drug benefits. FSP 106-2 supersedes FSP 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Adoption of this position has not had a material impact on the Company's results of operations or equity.

2.	Related Parties:

   Under the tax allocation agreement between the Company and its parent, Loews, the Company has paid or will pay Loews approximately $983,000, $1,499,000, $1,967,000 and $2,999,000 for the three and six months ended June 30, 2004 and 2003, respectively.

   Loews provides administrative and managerial services for which the Company was charged $750,000 and $1,500,000 for each of the three and six month periods ended June 30, 2004 and 2003. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

7

   The Company and Loews have a credit agreement (the "Credit Agreement") which provides for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. The interest rate for amounts outstanding under the Credit Agreement is a fixed rate equal to the Six-Month London Interbank Offered Rate ("LIBOR"), in effect on the date the Company requests the loan, plus 250 basis points (2.5%). The Credit Agreement has been periodically extended and currently expires on December 31, 2005. At June 30, 2004 and December 31, 2003, no balance was outstanding.

See Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion of related parties.

3.	Benefit Plans:

   Pension Plans -- The Company maintains non-contributory pension plans for all of its employees in the United States. Separate retirement plans, which are not material, are maintained by the Company's Canadian subsidiary. The Company's funding policy is to make contributions in accordance with applicable governmental requirements. The assets of the plans are invested primarily in interest-bearing obligations. Benefits are determined based on compensation during each year of credited service.

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

Net periodic benefit cost components:

	Pension Benefits		Other Postretirement Benefits
	______________________		________________________
Three Months Ended June 30,	2004	2003	2004	2003
_______________________________________________________________________________
(In thousands)

Service cost	$ 300	$ 285	$ 41	$ 48
Interest cost	568	551	236	258
Expected return on plan assets	(625)	(584)
Amortization of unrecognized
net gain			(64)	(91)
Amortization of unrecognized
prior service cost	7	8	(416)	(423)
_______________________________________________________________________________
Net periodic benefit cost (income)	$ 250	$ 260	$ (203)	$ (208)
==============================================================================

Net periodic benefit cost components:

	Pension Benefits		Other Postretirement Benefits
	______________________		________________________
Six Months Ended June 30,	2004	2003	2004	2003
_______________________________________________________________________________
(In thousands)

Service cost	$ 600	$ 570	$ 82	$ 96
Interest cost	1,135	1,102	471	516
Expected return on plan assets	(1,250)	(1,168)
Amortization of unrecognized
net gain			(129)	(182)
Amortization of unrecognized
prior service cost	15	16	(831)	(846)
_______________________________________________________________________________
Net periodic benefit cost (income)	$ 500	$ 520	$ (407)	$ (416)
==============================================================================

4.	Geographic Information:

   The Company operates in a single industry segment, the distribution and sale of watches and clocks under the brand names of Bulova, Caravelle, Wittnauer and Accutron. Substantially all of the Company's sales are in the United States, Canada, Mexico and Europe. In January of 2003, the Company's Swiss subsidiary commenced operations and currently distributes products using third party independent agents and/or distributors covering a number of European countries, Russia, Australia and New Zealand. The Company has also signed distribution agreements for Brazil, South and Central America and the Philippines and license agreements for Hong Kong, China, Taiwan and Macao. Sales from distribution agreements covering territories in South and Central America are included within the United States results and were not material for the periods covered hereby. The Company evaluates performance based on operating earnings of the respective geographic area. The geographic distribution of the Company's operating results are summarized in the following tables:

	United
Three Months Ended June 30, 2004	States	Canada	Mexico	Europe	Total
________________________________________________________________________________
(In thousands)

Sales	$ 26,679	$ 3,570	$ 1,025	$ 859	$ 32,133
Intercompany sales	(846)				(846)
________________________________________________________________________________
Total net sales	$ 25,833	$ 3,570	$ 1,025	$ 859	$ 31,287
================================================================================

Operating income (loss)	$ (231)	$ 197	$ 113	$ (337)	$ (258)
Royalty income	26				26
Interest income (expense) -- net	(23)	18	21	26	42
Other income (expense)	147	(6)	6	150	297
________________________________________________________________________________
Income (loss) before income taxes	$ (81)	$ 209	$ 140	$ (161)	$ 107
================================================================================

	United
Three Months Ended June 30, 2003	States	Canada	Mexico	Europe	Total
________________________________________________________________________________
(In thousands)

Sales	$ 28,889	$ 3,748	$ 1,044	$ 863	$ 34,544
Intercompany sales	(1,164)				(1,164)
________________________________________________________________________________
Total net sales	$ 27,725	$ 3,748	$ 1,044	$ 863	$ 33,380
=======================================================================

Operating income (loss)	$ 2,164	$ 179	$ 353	$ (36)	$ 2,660
Royalty income	214				214
Interest income (expense) -- net	52	22		(6)	68
Other income (expense)	(3)	(13)	(4)	1	(19)
________________________________________________________________________________
Income (loss) before income taxes	$ 2,427	$ 188	$ 349	$ (41)	$ 2,923
================================================================================

	United
Six Months Ended June 30, 2004	States	Canada	Mexico	Europe	Total
________________________________________________________________________________
(In thousands)

Sales	$ 62,420	$ 6,891	$ 2,026	$ 1,720	$ 73,057
Intercompany sales	(1,535)				(1,535)
________________________________________________________________________________
Total net sales	$ 60,885	$ 6,891	$ 2,026	$ 1,720	$ 71,522
================================================================================

Operating income (loss)	$ 2,848	$ 178	$ 196	$ (438)	$ 2,784
Royalty income	55				55
Interest income -- net	10	42	21		73
Other income (expense)	147	(1)	7	176	329
________________________________________________________________________________
Income (loss) before income taxes	$ 3,060	$ 219	$ 224	$ (262)	$ 3,241
===============================================================================

	United
Six Months Ended June 30, 2003	States	Canada	Mexico	Europe	Total
________________________________________________________________________________
(In thousands)

Sales	$ 67,753	$ 6,816	$ 2,008	$ 1,081	$ 77,658
Intercompany sales	(3,230)				(3,230)
________________________________________________________________________________
Total net sales	$ 64,523	$ 6,816	$ 2,008	$ 1,081	$ 74,428
===============================================================================

Operating income (loss)	$ 6,118	$ 395	$ 541	$ (194)	$ 6,860
Royalty income	248				248
Interest income (expense) -- net	90	33		(6)	117
Other income (expense)	(1)	(19)	2	19	1
________________________________________________________________________________
Income (loss) before income taxes	$ 6,455	$ 409	$ 543	$ (181)	$ 7,226
================================================================================

5.	Shareholders' equity:

	June 30,	December 31,
	2004	2003
________________________________________________________________________________
(In thousands)

Common stock, $5 par value:
Authorized: 7,500,000 shares
Issued: 4,600,000 shares	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	115,523	113,642
Accumulated other comprehensive (loss) income	(785)	238
________________________________________________________________________________

Total	160,934	160,076
Less treasury stock, at cost	5	5
________________________________________________________________________________
Total shareholders' equity	$ 160,929	$ 160,071
===============================================================================

   For the three and six months ended June 30, 2004 and 2003, comprehensive income totaled $192,000, $3,599,000, $858,000 and $7,402,000, respectively. Comprehensive income includes net income, foreign currency translation gains or losses and pension liability adjustments.

6.	Environmental Matters:

   Prior to 2003, the Company had received notices of potential environmental contaminates at various facilities formerly owned by the Company or used as offsite disposal locations. The Company continues to cooperate with the current owners of those properties and the appropriate regulatory agencies. During 2003, the Company also settled a claim related to contaminates at an offsite disposal location formerly used by the Company. At June 30, 2004, the Company maintained a reserve of $213,000 for these environmental liabilities, which represents the Company's estimate, as of such date, of its remaining cost of remediation for these properties.

   In addition, in April 2004, the Company became aware of the possibility of additional contamination at its former manufacturing facility located in Jackson Heights, New York. The Company has since confirmed the existence of such contamination and is conducting additional testing to determine the scope of and the appropriate methodology for remediation. As of June 30, 2004, the Company maintained a reserve of $792,000 for this environmental liability (for a total environmental reserve at June 30, 2004 of $1,005,000), which represents the Company's estimate, as of such date, of the cost to complete such additional testing. The Company cannot presently estimate the cost of remediation at this property; however, such cost could have a material adverse impact on the Company's result of operations, cash flows or equity in future periods. The Company does not expect to receive insurance proceeds related to environmental matters. The Company expects to fund these costs from its working capital.

7.	Warranty Reserve:

   The Company maintains a reserve for costs that it estimates will be needed to cover future product warranty obligations for products sold. Estimates are based upon the Company's historical experience as well as current production techniques.

   For the year ended December 31, 2003, the beginning warranty reserve was $445,000, reduced by charges incurred of $12,000, resulting in an ending balance of $433,000. For the six months ended June 30, 2004, the beginning and ending balance of the warranty reserve is $433,000. The Company charges warranty expenses as incurred and there have been no significant claims made as of June 30, 2004.

8.	Commitments and Contingencies:

   The Company leases certain of its warehouse and office facilities. The estimated remaining future minimum lease payments under these operating leases are as follows: $280,000, $491,000 for each of the years ended 2004, 2005, 2006 and 2007, and $2,048,000 in 2008 and thereafter.

   On February 16, 2004, the Company entered into a contract to sell its clock warehouse in Brooklyn, New York for $12,750,000. The closing of this sale is scheduled for September or October 2004, is subject to the satisfaction of certain conditions, including among others, that the Company has satisfied the New York City Industrial Development Agency's ("IDA") requirements for the termination of the IDA lease, under which the Company purchased the property. The transaction also provides for a lease of the property back to the Company for a period of up to one year at a monthly rent of $50,000, with the Company having the right to terminate the lease on sixty days notice. Assuming closing of this transaction on its current terms, the Company expects to recognize a pretax gain on the sale of approximately $8,000,000.

9.	Income Taxes:

   The effective income tax rate for the six months ended June 30, 2004 increased to 42.0%, as compared to 30.6% for the corresponding period of the prior year. The lower effective tax rate in 2003 is primarily attributable to franchise, state and city tax settlements totaling $793,000 received in the six months ended June 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING ESTIMATES

   The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the related notes. Actual results could differ from those estimates.

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

  The accounting policies discussed below are considered by management to be critical to an understanding of the Company's Consolidated Condensed Financial Statements as their application places the most significant demands on management's judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and have a material adverse impact on the Company's results of operations or equity.

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

Reserve for Environmental Matters

   The Company has established a reserve for the estimated costs expected to be incurred to test and, as needed, remediate contaminated properties with respect to which the Company may have liability. These estimates are periodically reviewed and adjusted to reflect the current remediation progress, estimates of required activity and other relevant factors including technological or regulatory changes. Establishing this reserve is an estimation process and the ultimate cost of remediation, which in some cases is not currently estimable, may vary materially from this estimate based on a number of factors and uncertainties, including without limitation, the scope of remediation actually required in any particular cleanup and the relative liabilities of different parties that may have contributed to any contamination. Where the cost of remediation is not estimable, such cost is not reflected in the current reserve amount; however, the ultimate cost of such remediation could be significant. See Results of Operations -- Contingencies below for additional information regarding environmental reserves.

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

RESULTS OF OPERATIONS

Net sales decreased $2,093,000 or 6.3%, and $2,906,000 or 3.9%, for the three and six months ended June 30, 2004, as compared to the comparable periods of the prior year.

   The decrease in sales for the quarter ended June 30, 2004 is primarily attributable to declines in watch unit sales volume of 9.7%, partially offset by increases in watch unit selling prices of 1.7%, as compared to the corresponding period of the prior year.

   The decrease in sales for the six months ended June 30, 2004 is primarily attributable to declines in watch unit sales volume of 10.1%, partially offset by increases in watch unit selling prices of 5.9%, as compared to the corresponding period of the prior year.

   Domestically, Bulova and Caravelle branded retail sales at many key customers are soft as compared to the prior year, leading to a slowing of orders from these important accounts. Accutron, however, continues to perform well, due in part to strong sales of its sports-oriented product lines. Accutron has also benefited from the overall strength of the high-price, Swiss-made retail product. At the same time, the relative weakness of the mid-to-low price retail market has had a negative impact on the Bulova and Caravelle product lines. The decline in Licensed Product sales, which includes the Harley Davidson product line, is attributable not so much to market performance as to the sharp spike in sales of exclusive Harley Davidson product during the 2003 commemoration of its company's 100th anniversary. Unit sales volume and net sales revenue for the three and six months ended June 30, 2004 have also declined, as compared to the corresponding periods of the prior year, due to additional consignment agreements executed during the second quarter of 2004. In the prior year, sales to these customers were recorded upon shipment of merchandise. In addition, International operations have been faced with difficult retail environments as well as economic weaknesses.

   Gross profit as a percentage of net sales for the three and six months ended June 30, 2004 was 51.0% and 50.6%, respectively, as compared to 59.0% and 53.5% for the corresponding periods of the prior year. The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. For the periods presented, the decrease in gross profits is a function of the sale of slow-moving inventory at discounted prices for Bulova and Wittnauer product lines, and higher costs in the material sales and service departments, as well as, the impact of sales mix within the brands. Additionally, gross profits in 2003 were positively impacted by a reconciliation of certain consignment sales during the first quarter of 2003.

   The Company's operating expenses as a percentage of net sales for the three and six months ended June 30, 2004 was 51.8% and 46.7%, respectively, as compared to 51.0% and 44.3%, respectively, for the corresponding periods of the prior year. In the second quarter of 2004, the Company provided an additional $727,000 relating to on-going environmental matters. See Contingencies below for further discussion. Additionally, the Company's management continues to invest in marketing and selling activities necessary to support the Company's current market position. The Company has also incurred additional operating expenses related to the commencement of European operations and the addition of the grandfather clock operation.

Contingencies

   Prior to 2003, the Company had received notices of potential environmental contaminates at various facilities formerly owned by the Company or used as offsite disposal locations. The Company continues to cooperate with the current owners of those properties and the appropriate regulatory agencies. During 2003, the Company also settled a claim related to contaminates at an offsite disposal location formerly used by the Company. At June 30, 2004, the Company maintained a reserve of $213,000 for these environmental liabilities, which represents the Company's estimate, as of such date, of its remaining cost of remediation for these properties.

13

   In addition, in April 2004, the Company became aware of the possibility of additional contamination at its former manufacturing facility located in Jackson Heights, New York. The Company has since confirmed the existence of such contamination and is conducting additional testing to determine the scope of and the appropriate methodology for remediation. As of June 30, 2004, the Company maintained a reserve of $792,000 for this environmental liability (for a total environmental reserve at June 30, 2004 of $1,005,000), which represents the Company's estimate, as of such date, of the cost to complete such additional testing. The Company cannot presently estimate the cost of remediation at this property; however, such cost could have a material adverse impact on the Company's result of operations, cash flows or equity in future periods. The Company does not expect to receive insurance proceeds related to environmental matters. The Company expects to fund these costs from its working capital.

Income Taxes

   The effective income tax rate for the six months ended June 30, 2004 increased to 42.0%, as compared to 30.6% for the corresponding period of the prior year. The lower effective tax rate in 2003 is primarily attributable to franchise, state and city tax settlements totaling $793,000 received in the six months ended June 30, 2003.

Foreign Currency

   The Company imports most of its watch and clock products. The Company's purchases are primarily denominated in U.S. dollars for product acquired from vendors located in Asia, principally Hong Kong, as well as Europe. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to significant fluctuations. In the event that the peg between the two currencies is removed and the Company's purchases are denominated in Hong Kong dollars, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on results of operations for the three and six months ended June 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities was $12,200,000 as compared to utilization of $961,000 for the corresponding period in the prior year. The increase in the net cash position in 2004, as compared to the corresponding period of the prior year, is attributable to the increase in collections of accounts receivable and lower inventory purchases, partially offset by a reduction in accrued expenses and accounts payable.

   The Company and Loews have a credit agreement (the "Credit Agreement") which provides for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. The interest rate for amounts outstanding under the Credit Agreement is a fixed rate equal to the Six-Month London Interbank Offered Rate ("LIBOR") in effect on the date the Company requests the loan, plus 250 basis points (2.5%). The Credit Agreement has been periodically extended and currently expires on December 31, 2005. In the future, the Company may require additional working capital advances under this agreement for its international expansion efforts. At June 30, 2004 and December 31, 2003 no balance was outstanding.

   On February 16, 2004, the Company entered into a contract to sell its clock warehouse in Brooklyn, New York for $12,750,000. The closing of this sale is scheduled for September or October 2004, subject to the satisfaction of certain conditions, including among others, that the Company has satisfied the New York City Industrial Development Agency's ("IDA") requirements for the termination of the IDA lease, under which the Company purchased the property. The transaction also provides for a lease of the property back to the Company for a period of up to one year at a monthly rent of $50,000, with the Company having the right to terminate the lease on sixty days notice. Assuming closing of this transaction on its current terms, the Company expects to recognize a pretax gain on the sale of approximately $8,000,000.

The Company has no material commitments for capital expenditures as of June 30, 2004.

FORWARD-LOOKING STATEMENTS

   When included in this Report, the words "believes," "expects," "intends," "anticipates," "estimates" and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, among others, general economic and business conditions, changes in financial markets, significant changes in consumer spending patterns, competition in the Company's product areas, the closing of the sale of the Company's Brooklyn, New York warehouse, the extent of any future liabilities for environmental clean up costs, changes in foreign currency valuations in relation to the U.S. dollar, changes in foreign, political, social and economic conditions, and various other matters, many of which are beyond the Company's control. These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits--

Description of Exhibits	Number

(31) Rule 13a -- 14(a)/15d -- 14(a) Certifications

Certification dated August 10, 2004, by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1

Certification dated August 10, 2004, by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2

(32) Section 1350 Certifications

Certification dated August 10, 2004, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Certification dated August 10, 2004, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(b) Current reports on Form 8-K --

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
(Registrant)

Dated: August 10, 2004	By:	/s/ John T. O'Reilly
JOHN T. O'REILLY
Executive V. P. and
Chief Financial Officer
(Duly authorized officer and
principal financial officer)