Form 10-Q
period 2004-09-30
BULOVA CORP
filed 2004-11-01
CIK 15310

==================================================================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________    to ____________

Commission file number	1-457

BULOVA CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1719409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

ONE BULOVA AVENUE, WOODSIDE, NY	11377-7874
(Address of principal executive offices)	(Zip code)
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

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes		No	X

Class	Outstanding at October 22, 2004
Common stock, $5 par value	4,599,857 shares
========================================================================================= Page 1

                                                      BULOVA CORPORATION

                                           INDEX TO QUARTERLY REPORT ON
                                                   FORM 10-Q FILED WITH THE
                                    SECURITIES AND EXCHANGE COMMISSION

                                    For the quarterly period ended September 30, 2004
Item	Part I. Financial Information	Page
No.		No.

1.	Financial Statements
	Consolidated Condensed Balance Sheets September 30, 2004 and December 31, 2003	3

	Consolidated Condensed Statements of Operations
	Three and Nine months ended September 30, 2004 and 2003	4

	Consolidated Condensed Statements of Cash Flows
	Nine months ended September 30, 2004 and 2003	5

	Notes to Consolidated Condensed Financial Statements	6

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

4.	Disclosure Controls and Procedures	15

	Part II. Other Information

6.	Exhibits and Reports on Form 8-K	16

	Page 2

                                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Amounts in thousands)
______________________________________________________________________________________

	September 30,	December 31,
Assets	2004	2003
______________________________________________________________________________________

Current assets:
Cash and cash equivalents	$ 23,459	$ 18,201
Accounts and notes receivable -- net	81,615	94,732
Inventories, principally watches and clocks	65,087	64,491
Prepaid expenses	2,390	1,019
Deferred income taxes	11,354	9,931
______________________________________________________________________________________
Total current assets	183,905	188,374

Property, plant and equipment-net	16,152	16,385

Other assets:
Deferred income taxes	9,585	9,917
Trademarks	4,983	4,983
Other	690	875
______________________________________________________________________________________
Total assets	$ 215,315	$ 220,534
======================================================================================

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 9,219	$ 12,656
Accrued expenses	15,726	22,324
Accrued environmental	4,953	385
Accrued federal and foreign income taxes	1,003	376
______________________________________________________________________________________
Total current liabilities	30,901	35,741

Postretirement benefits payable	24,112	24,722

Shareholders' equity	160,302	160,071
______________________________________________________________________________________
Total liabilities and shareholders' equity	$ 215,315	$ 220,534
======================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)
____________________________________________________________________________________

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
____________________________________________________________________________________
	2004	2003	2004	2003
____________________________________________________________________________________

Net sales	$ 38,742	$ 37,203	$ 110,264	$ 111,631
Cost of sales	18,628	18,190	53,823	52,797
____________________________________________________________________________________

Gross profit	20,114	19,013	56,441	58,834
Selling, general and administrative expenses	17,797	17,047	50,487	50,008
____________________________________________________________________________________

Operating income	2,317	1,966	5,954	8,826
Royalty income	150	324	205	572
Interest income -- net	57	53	130	170
Environmental expense	(4,122)		(4,849)
Other (expense) income	(160)	(14)	43	(13)
____________________________________________________________________________________

(Loss) income before income taxes	(1,758)	2,329	1,483	9,555
Income tax benefit (expense)	772	(659)	(588)	(2,870)
____________________________________________________________________________________
Net (loss) income	$ (986)	$ 1,670	$ 895	$ 6,685
====================================================================================
Net (loss) income per share	$ (0.21)	$ 0.36	$ 0.19	$ 1.45
====================================================================================
Weighted average number of shares
outstanding (in thousands)	4,599	4,599	4,599	4,599
====================================================================================

See accompanying Notes to Consolidated Condensed Financial Statements.

BULOVA CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
______________________________________________________________________________________

	Nine Months Ended
	September 30,
______________________________________________________________________________________
	2004	2003
______________________________________________________________________________________

Operating Activities:

Net income	$ 895	$ 6,685
Adjustments to reconcile net income to net cash provided (utilized)
by operating activities	7,095	6,488
Changes in operating assets and liabilities-net:
Accounts and notes receivable	10,517	(1,761)
Inventories	(596)	(11,059)
Other assets	(1,186)	(1,425)
Accounts payable and accrued expenses	(10,035)	(10,531)
Accrued federal and foreign income taxes	627	4
Other long-term liabilities	(1,330)	1,679
______________________________________________________________________________________
	5,987	(9,920)
______________________________________________________________________________________

Investing Activities:

Purchases of short-term investments	(4,952)	(3,076)
Proceeds from sales of short-term investments	4,989	1,875
Purchases of property, plant and equipment	(766)	(374)
______________________________________________________________________________________
	(729)	(1,575)
______________________________________________________________________________________

Financing Activities:

Proceeds from debt to affiliate		8,000
______________________________________________________________________________________

Net change in cash and cash equivalents	5,258	(3,495)
Cash and cash equivalents, beginning of period	18,201	9,930
______________________________________________________________________________________

Cash and cash equivalents, end of period	$ 23,459	$ 6,435
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

   The accompanying Consolidated Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial information. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying Consolidated Condensed Financial Statements have not been audited, however, in the opinion of Management, contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and December 31, 2003, the results of operations for the three and nine months ended September 30, 2004 and 2003 and changes in cash flows for the nine months ended September 30, 2004 and 2003.

Results of operations for the third quarter and the first nine months of each of the years reported herein are not necessarily indicative of results of operations for the entire year.

Certain amounts applicable to prior periods have been reclassified to conform to the 2004 presentation.

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

   SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding option grants made to employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's Consolidated Condensed Statements of Income, in accordance with APB No. 25. The Company's pro forma net (loss) income and pro forma (loss) income per share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
________________________________________________________________________________
	2004	2003	2004	2003
________________________________________________________________________________

(In thousands, except per share data)

Net (loss) income:

Net (loss) income as reported	$ (986)	$ 1,670	$ 895	$ 6,685
Deduct: Total stock-based
employee compensation expense
determined under the fair value
based method, net	(28)	(28)	(77)	(79)
________________________________________________________________________________
Pro forma net (loss) income	$ (1,014)	$ 1,642	$ 818	$ 6,606
================================================================================

Net (loss) income per share:

As reported	$ (0.21)	$ 0.36	$ 0.19	$ 1.45
Pro forma	$ (0.22)	$ 0.36	$ 0.18	$ 1.44
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

   Under the tax allocation agreement between the Company and its parent, Loews, the Company paid, net of payments received, $1,775,000 and $3,614,000 for the nine months ended September 30, 2004 and 2003.

   Loews provides administrative and managerial services for which the Company was charged $750,000 and $2,250,000 for each of the three and nine month periods ended September 30, 2004 and 2003. This expense is included in selling, general and administrative expenses. The cost allocated to the Company is estimated to be the incremental cost incurred by Loews in providing these services to the Company.

   The Company and Loews have a credit agreement (the "Credit Agreement") which provides for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. The interest rate for amounts outstanding under the Credit Agreement is a fixed rate equal to the Six-Month London Interbank Offered Rate ("LIBOR"), in effect on the date the Company requests the loan, plus 250 basis points (2.5%). The Credit Agreement has been periodically extended and currently expires on December 31, 2005. At September 30, 2004 and December 31, 2003, no balance was outstanding.

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

Net periodic benefit cost components:

	Pension Benefits		Other Postretirement Benefits
	______________________		________________________
Three Months Ended September 30,	2004	2003	2004	2003
_______________________________________________________________________________
(In thousands)

Service cost	$ 300	$ 285	$ 41	$ 48
Interest cost	568	551	236	258
Expected return on plan assets	(625)	(584)
Amortization of unrecognized
net gain			(64)	(91)
Amortization of unrecognized
prior service cost	7	8	(416)	(423)
_______________________________________________________________________________
Net periodic benefit cost (income)	$ 250	$ 260	$ (203)	$ (208)
===============================================================================

Net periodic benefit cost components:

	Pension Benefits		Other Postretirement Benefits
	______________________		________________________
Nine Months Ended September 30,	2004	2003	2004	2003
_______________________________________________________________________________
(In thousands)

Service cost	$ 900	$ 855	$ 123	$ 144
Interest cost	1,703	1,653	707	774
Expected return on plan assets	(1,875)	(1,752)
Amortization of unrecognized
net gain			(193)	(273)
Amortization of unrecognized
prior service cost	22	24	(1,247)	(1,269)
_______________________________________________________________________________
Net periodic benefit cost (income)	$ 750	$ 780	$ (610)	$ (624)
===============================================================================

4.	Geographic Information:

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

	United
Three Months Ended September 30, 2004	States	Canada	Mexico	Europe	Total
________________________________________________________________________________
(In thousands)

Sales	$ 34,044	$ 3,800	$ 973	$ 891	$ 39,708
Intercompany sales	(966)				(966)
________________________________________________________________________________
Total net sales	$ 33,078	$ 3,800	$ 973	$ 891	$ 38,742
================================================================================

Operating income (loss)	$ 2,044	$ 224	$ 90	$ (41)	$ 2,317
Royalty income	150				150
Interest income -- net	10	34	13		57
Environmental expense	(4,122)				(4,122)
Other income (expense)	(154)	(25)	19		(160)
________________________________________________________________________________
Income (loss) before income taxes	$ (2,072)	$ 233	$ 122	$ (41)	$ (1,758)
================================================================================

	United
Three Months Ended September 30, 2003	States	Canada	Mexico	Europe	Total
________________________________________________________________________________
(In thousands)

Sales	$ 34,579	$ 4,024	$ 884	$ 930	$ 40,417
Intercompany sales	(3,214)				(3,214)
________________________________________________________________________________
Total net sales	$ 31,365	$ 4,024	$ 884	$ 930	$ 37,203
================================================================================

Operating income (loss)	$ 1,917	$ 192	$ 52	$ (195)	$ 1,966
Royalty income	324				324
Interest income (expense) -- net	10	20	35	(12)	53
Other income (expense)	1	(18)	3		(14)
________________________________________________________________________________
Income (loss) before income taxes	$ 2,252	$ 194	$ 90	$ (207)	$ 2,329
================================================================================

	United
Nine Months Ended September 30, 2004	States	Canada	Mexico	Europe	Total
________________________________________________________________________________
(In thousands)

Sales	$ 96,464	$ 10,691	$ 2,999	$ 2,611	$ 112,765
Intercompany sales	(2,501)				(2,501)
________________________________________________________________________________
Total net sales	$ 93,963	$ 10,691	$ 2,999	$ 2,611	$ 110,264
================================================================================

Operating income (loss)	$ 5,569	$ 402	$ 286	$ (303)	$ 5,954
Royalty income	205				205
Interest income -- net	20	76	34		130
Environmental expense	(4,849)				(4,849)
Other income (expense)	43	(26)	26		43
________________________________________________________________________________
Income (loss) before income taxes	$ 988	$ 452	$ 346	$ (303)	$ 1,483
================================================================================

	United
Nine Months Ended September 30, 2003	States	Canada	Mexico	Europe	Total
________________________________________________________________________________
(In thousands)

Sales	$ 102,332	$ 10,840	$ 2,892	$ 2,011	$118,075
Intercompany sales	(6,444)				(6,444)
________________________________________________________________________________
Total net sales	$ 95,888	$ 10,840	$ 2,892	$ 2,011	$111,631
================================================================================

Operating income (loss)	$ 8,035	$ 587	$ 593	$ (389)	$ 8,826
Royalty income	572				572
Interest income (expense) -- net	101	53	35	(19)	170
Other income (expense)		(37)	5	19	(13)
________________________________________________________________________________
Income (loss) before income taxes	$ 8,708	$ 603	$ 633	$ (389)	$ 9,555
================================================================================

5.	Shareholders' equity:

	September 30,	December 31,
	2004	2003
________________________________________________________________________________
(In thousands)

Common stock, $5 par value:
Authorized: 7,500,000 shares
Issued: 4,600,000 shares	$ 22,999	$ 22,999
Additional paid-in capital	23,197	23,197
Retained earnings	114,537	113,642
Accumulated other comprehensive (loss) income	(426)	238
________________________________________________________________________________

Total	160,307	160,076
Less treasury stock, at cost	5	5
________________________________________________________________________________
Total shareholders' equity	$ 160,302	$ 160,071
================================================================================

   For the three and nine months ended September 30, 2004 and 2003, comprehensive (loss) income totaled ($627,000), $1,536,000, $231,000 and $8,938,000, respectively. Comprehensive (loss) income includes net (loss) income, foreign currency translation gains or losses and pension liability adjustments.

6.	Environmental Matters:

   In April 2004, the Company became aware of additional contamination at its former manufacturing facility located in Jackson Heights, New York. Based on the information available at that time, in the second quarter of 2004, the Company recorded an accrual of $727,000 for its estimated environmental ability. Since that time, the Company has been working with two environmental remediation consulting firms. Based on the studies conducted and estimates provided by such firms, in the third quarter of 2004, the Company recorded an additional $4,122,000 accrual to increase its environmental liability which, together with the amount previously recorded, represents the Company's best cost point estimate of the cost of remediating the contamination at this location. The Company cannot presently estimate any additional costs it may incur as a result of further testing, sampling, reporting or remediation, if any, that may be required by the New York State Department of Health, however, such additional costs could have a material adverse impact on the Company's results of operations, cash flow or equity in future periods. The Company does not expect to receive insurance proceeds related to environmental matters. The Company expects to fund these costs from its working capital.

   Prior to 2003, the Company had received notices of potential environmental contaminants at various facilities formerly owned by the Company or used as offsite disposal locations. The Company continues to cooperate with the current owners of those properties and the appropriate regulatory agencies. During 2003, the Company also settled a claim related to contaminants at an offsite disposal location formerly used by the Company. At September 30, 2004, the Company maintained a reserve of $103,000 for these locations, which represents the Company's estimate of its remaining cost of remediation for these properties.

7.	Warranty Reserve:

   The Company maintains a reserve for costs that it estimates will be needed to cover future product warranty obligations for products sold. Estimates are based upon the Company's historical experience as well as current production techniques.

   For the year ended December 31, 2003, the beginning warranty reserve was $445,000, reduced by charges incurred of $12,000, resulting in an ending balance of $433,000. For the nine months ended September 30, 2004, the beginning and ending balance of the warranty reserve is $433,000. The Company charges warranty expenses as incurred and there have been no significant claims made for the nine months ended September 30, 2004.

8.	Commitments and Contingencies:

   The Company leases certain of its warehouse and office facilities. The estimated remaining future minimum lease payments under these operating leases are as follows: $123,000, $491,000 for each of the years ended 2004, 2005, 2006 and 2007, and $2,048,000 in 2008 and thereafter.

   On October 27, 2004, the Company sold its clock warehouse in Brooklyn, New York for $12,750,000. The transaction provides for a lease of the property back to the Company for a period of up to one year at a monthly rent of $50,000, with the Company having the right to terminate the lease on sixty days notice. The pretax gain on the sale is approximately $7,600,000 and will be recorded in the Company's financials for the year ended December 31, 2004.

9.	Income Taxes:

   The effective income tax rate for the nine months ended September 30, 2004 increased to 39.6%, as compared to 30.0% for the corresponding period of the prior year. The lower effective tax rate in 2003 is primarily attributable to franchise, state and city tax settlements totaling $1,202,000 received in the nine months ended September 30, 2003.

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

Inventory Reserve

   The Company has established a reserve against inventory in order to report it at the lower of cost or market value. The cost of inventory is determined on a first-in, first out basis. In determining the market value of inventory, management considers sales history of the individual product, current consumer purchasing trends, secondary distribution channels, as well as overall sales activity. The inventory reserve also contemplates inventory at customer locations which were shipped under consignment arrangements.

Warranty Reserve

   The Company maintains a reserve for costs that it estimates will be needed to cover future product warranty obligations for products sold during the year. This estimate is based upon the Company's historical experience as well as current production techniques.

Reserve for Environmental Matters

   The Company has established a reserve for the estimated costs expected to be incurred to test and, as needed, remediate contaminated properties with respect to which the Company may have liability. The Company utilized the services of outside environmental consultants and the estimate recorded is in large part based on the point estimates provided by such consultants. These estimates are periodically reviewed and adjusted to reflect the current remediation progress, estimates of required activity and other relevant factors including technological or regulatory changes. Establishing this reserve is an estimation process and the ultimate cost of remediation may vary materially from this estimate based on a number of factors and uncertainties, including without limitation, the scope of remediation actually required in any particular cleanup and the relative liabilities of different parties that may have contributed to any contamination. Additional costs associated with unexpected remediation could be significant. See Results of Operations -- Contingencies below for additional information regarding environmental reserves.

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

RESULTS OF OPERATIONS

   Net sales increased $1,539,000 or 4.1% for the three months ended September 30, 2004 and decreased $1,367,000, or 1.2%, for nine months ended September 30, 2004, as compared to the comparable periods of the prior year.

   The increase in sales for the quarter ended September 30, 2004 is primarily attributable to increases in watch unit selling prices of 11.8%, partially offset by decreases in watch unit sales volume of 4.3%, as compared to the corresponding period of the prior year.

   The decrease in sales for the nine months ended September 30, 2004 is primarily attributable to declines in watch unit sales volume of 8.0%, partially offset by increases in watch unit selling prices of 7.7%, as compared to the corresponding period of the prior year.

   In the United States, the relative weakness in the mid-to-low price retail market has had a negative impact on the Bulova and Caravelle product lines. The decline in Licensed Product sales, which includes the Harley Davidson product line, is attributable not so much to market performance as to the sharp spike in sales of exclusive Harley Davidson product during the 2003 commemoration of its company's 100th anniversary. Accutron, however, continues to perform well, due in part to strong sales of its sports-oriented product lines. Accutron has also benefited from the overall strength of the high-price, Swiss-made retail product. Domestically, unit sales volume and net sales revenue for the three and nine months ended September 30, 2004 have also declined, as compared to the corresponding periods of the prior year, due to additional consignment agreements executed during the second quarter of 2004. In the prior year, sales to these customers were recorded upon shipment of merchandise. In addition, International operations have been faced with difficult retail environments as well as economic weaknesses.

   Gross profit as a percentage of net sales for the three and nine months ended September 30, 2004 was 51.9% and 51.2%, respectively, as compared to 51.1% and 52.7% for the corresponding periods of the prior year. The Company's overall gross margins are primarily affected by three major factors: sales mix, product pricing strategy and efficient procurement practices. For the three months ended September 30, 2004, the improvement in gross profit is primarily due to sales mix within the product lines. For the nine months ended September 30, 2004, the decline in gross profit is a function of the sale of slow-moving inventory at discounted prices for Bulova and Wittnauer product lines, and higher costs in the material sales and service departments, as well as, the impact of sales mix within the brands.

   The Company's operating expenses as a percentage of net sales for the three and nine months ended September 30, 2004 were 45.9% and 45.8%, respectively, as compared to 45.8% and 44.8%, respectively, for the corresponding periods of the prior year. The Company's management continues to invest in marketing and selling activities necessary to support the Company's current market position.

   Net (loss) income was negatively impacted by the accruals for environmental liabilities of $4,122,000 and $4,849,000 for the three and nine months ended September 30, 2004. See Contingencies discussion below for additional information.

Contingencies

   In April 2004, the Company became aware of additional contamination at its former manufacturing facility located in Jackson Heights, New York. Based on the information available at that time, in the second quarter of 2004, the Company recorded an accrual of $727,000 for its estimated environmental ability. Since that time, the Company has been working with two environmental remediation consulting firms. Based on the studies conducted and estimates provided by such firms, in the third quarter of 2004, the Company recorded an additional $4,122,000 accrual to increase its environmental liability which, together with the amount previously recorded, represents the Company's best cost point estimate of the cost of remediating the contamination at this location. The Company cannot presently estimate any additional costs it may incur as a result of further testing, sampling, reporting or remediation, if any, that may be required by the New York State Department of Health, however, such additional costs could have a material adverse impact on the Company's results of operations, cash flow or equity in future periods. The Company does not expect to receive insurance proceeds related to environmental matters. The Company expects to fund these costs from its working capital.

   Prior to 2003, the Company had received notices of potential environmental contaminants at various facilities formerly owned by the Company or used as offsite disposal locations. The Company continues to cooperate with the current owners of those properties and the appropriate regulatory agencies. During 2003, the Company also settled a claim related to contaminants at an offsite disposal location formerly used by the Company. At September 30, 2004, the Company maintained a reserve of $103,000 for these locations, which represents the Company's estimate of its remaining cost of remediation for these properties.

Income Taxes

   The effective income tax rate for the nine months ended September 30, 2004 increased to 39.6%, as compared to 30.0% for the corresponding period of the prior year. The lower effective tax rate in 2003 is primarily attributable to franchise, state and city tax settlements totaling $1,202,000 received in the nine months ended September 30, 2003.

Foreign Currency

   The Company imports most of its watch and clock products. The Company's purchases are primarily denominated in U.S. dollars for product acquired from vendors located in Asia, principally Hong Kong, as well as Europe. The Hong Kong dollar is pegged to the U.S. dollar and has not been subject to significant fluctuations. In the event that the peg between the two currencies is removed and the Company's purchases are denominated in Hong Kong dollars, currency fluctuations could have a material impact on the cost of those imported products which ultimately could have a negative impact on the Company's gross profit, operating income and cash flow. Foreign currency fluctuations have not had a material impact on results of operations for the three and nine months ended September 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities was $5,987,000 as compared to utilization of $9,920,000 for the corresponding period in the prior year. The increase in the net cash position in 2004, as compared to the corresponding period of the prior year, is attributable to the increase in collections of accounts receivables, partially offset by a reduction in accrued expenses and accounts payable and a higher level of prepaid expenses.

   The Company and Loews have a credit agreement (the "Credit Agreement") which provides for unsecured loans to be made by Loews from time to time, in principal amounts aggregating up to $50,000,000. The interest rate for amounts outstanding under the Credit Agreement is a fixed rate equal to the Six-Month London Interbank Offered Rate ("LIBOR") in effect on the date the Company requests the loan, plus 250 basis points (2.5%). The Credit Agreement has been periodically extended and currently expires on December 31, 2005. In the future, the Company may require additional working capital advances under this agreement for its international expansion efforts. At September 30, 2004 and December 31, 2003 no balance was outstanding.

   On October 27, 2004, the Company sold its clock warehouse in Brooklyn, New York for $12,750,000. The transaction provides for a lease of the property back to the Company for a period of up to one year at a monthly rent of $50,000, with the Company having the right to terminate the lease on sixty days notice. The pretax gain on the sale is approximately $7,600,000 and will be recorded in the Company's financials for the year ended December 31, 2004.

The Company has no material commitments for capital expenditures as of September 30, 2004.
Page 14

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits--

Description of Exhibits	Number

(31) Rule 13a -- 14(a)/15d -- 14(a) Certifications

Certification dated November 1, 2004, by the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.1

Certification dated November 1, 2004, by the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) and Rule 15d-14(a)	31.2

(32) Section 1350 Certifications

Certification dated November 1, 2004, by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.1

Certification dated November 1, 2004, by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)	32.2

(b) Current reports on Form 8-K --

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BULOVA CORPORATION
(Registrant)

Dated: November 1, 2004	By:	/s/ John T. O'Reilly
JOHN T. O'REILLY
Executive V. P. and
Chief Financial Officer
(Duly authorized officer and
principal financial officer)

